Form 10-Q
period 2013-03-31
ISC8 INC. /DE
filed 2013-05-14
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
(714) 549-8211
___________________________________________
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

As of May 10, 2013, there were 173,104,047 shares of common stock outstanding.

ISC8 INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED MARCH 31, 2013

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “ISC8,” “Irvine Sensors,” the “Company,” “we,” “us,” “our” and similar references to refer to ISC8 Inc. and its subsidiaries. ISC8®, ISC8[secure] ®, Irvine Sensors®, Cyber adAPT™, NetFalcon™, NetControl™, Neo-Chip™, Neo-Stack®, Neo-Layer™, TOWHAWK®, Novalog™, Vault®, Eagle™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Safe Harbor Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended September 30, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov, our website at www.isc8.com, or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

-i-

ISC8 INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	September 30,
	2013 (1)	2012 (1)
Assets
Current assets:
Cash and cash equivalents	$322,000	$1,738,000
Accounts receivable, net	127,000	-
Due from Vectronix, Inc.	-	1,200,000
Prepaid expenses and other current assets	264,000	59,000
Current assets from discontinued operations	1,047,000	1,048,000
Total current assets	1,760,000	4,045,000
Property and equipment, net	147,000	121,000
Deferred financing costs	908,000	963,000
Goodwill	393,000	-
Intangible assets, net	851,000	8,000
Deposits	58,000	63,000
Non-current assets from discontinued operations	602,000	941,000
Total assets	$4,719,000	$6,141,000
Liabilities, Non-Controlling Interest, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$853,000	$604,000
Accrued expenses	2,391,000	2,203,000
Deferred revenue	306,000	-
Senior secured revolving credit facility, net of discount	4,733,000	4,567,000
Senior subordinated secured convertible promissory notes, net of discount	-	1,119,000
Senior subordinated secured convertible 2013 Notes, net of discount	7,104,000	-
Senior subordinated secured promissory notes	5,081,000	4,790,000
Other current liabilities	27,000	34,000
Current liabilities from discontinued operations	1,001,000	819,000
Total current liabilities	21,496,000	14,136,000
Subordinated secured convertible promissory notes, net of discount	7,336,000	6,470,000
Derivative liability	17,893,000	19,925,000
Executive Salary Continuation Plan liability	968,000	975,000
Other liabilities	55,000	65,000
Total liabilities	47,748,000	41,571,000
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 900 shares issued and outstanding as of March 31, 2013 and September 30, 2012 (2); liquidation preference of $866,000 and $926,000 as of March 31, 2013 and September 30, 2012, respectively	-	-
Common stock, $0.01 par value, 800,000,000 shares authorized, 165,529,000 and 131,559,000 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively(3)	1,679,000	1,316,000
Additional paid-in capital	178,087,000	174,157,000
Accumulated other comprehensive loss	(137,000)	-
Accumulated deficit	(222,982,000)	(211,227,000)
ISC8 stockholders’ deficit	(43,353,000)	(35,754,000)
Non-controlling interest	324,000	324,000
Total stockholders’ deficit	(43,029,000)	(35,430,000)
Total liabilities, non-controlling interest, and stockholders’ deficit	$4,719,000	$6,141,000

(1) (2)
In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

The number of preferred stock issued and outstanding are rounded to the nearest hundred (100).

(3)	The number of shares of common stock issued and outstanding are rounded to the nearest one thousand (1000).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	13 Weeks Ended		26 Weeks Ended
	March 31, 2013 (1)	April 1, 2012 (1)	March 31, 2013 (1)	April 1, 2012 (1)
Total revenues	$102,000	$-	$196,000	$-

Cost and expenses
Cost of revenues	44,000	-	81,000	-
General and administrative expense	2,320,000	1,094,000	4,290,000	2,206,000
Research and development expense	1,799,000	1,504,000	3,464,000	2,950,000
Total costs and expenses	4,163,000	2,598,000	7,835,000	5,156,000

Loss from operations	(4,061,000)	(2,598,000)	(7,639,000)	(5,156,000)
Interest expense	(3,806,000)	(1,470,000)	(5,793,000)	(3,139,000)
Gain (loss) from change in fair value of derivative liability	(466,000)	(14,160,000)	4,481,000	(16,470,000)
Other income (expense), net	(64,000)	1,000	(63,000)	2,000
Loss from continuing operations before provision for income taxes	(8,397,000)	(18,227,000)	(9,014,000)	(24,763,000)
Provision for income taxes	(3,000)	-	(3,000)	(3,000)
Loss from continuing operations	(8,400,000)	(18,227,000)	(9,017,000)	(24,766,000)
Loss from discontinued operations (net of $0 tax)	(1,191,000)	(848,000)	(2,738,000)	(2,559,000)
Gain on disposal of discontinued operations (net of $0 tax)	-	7,748,000	-	7,748,000
Net earnings (loss) from discontinued operations (net of $0 tax)	(1,191,000)	6,900,000	(2,738,000)	5,189,000

Net loss	$(9,591,000)	$(11,327,000)	$(11,755,000)	$(19,577,000)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.05)	$(0.15)	$(0.06)	$(0.21)
Earnings (loss) from discontinued operations	$(0.01)	$0.05	$(0.02)	$0.04
Net loss per share	$(0.06)	$(0.10)	$(0.08)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	153,688,000	119,037,000	147,541,000	116,376,000

(1)
In March 2013, the Company ceased operations of its Government Business, and in January 2012 the Company ceased operations of its thermal imaging products business (the “Thermal Imaging Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net loss from continuing operations	$(8,400,000)	$(18,227,000)	$(9,017,000)	$(24,766,000)
Other comprehensive loss before tax from continuing operations:
Foreign currency translation adjustments	(139,000)	-	(137,000)	-
Other comprehensive loss	$(8,539,000)	$(18,227,000)	$(9,154,000)	$(24,766,000)

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
26 Weeks Ended

	March 31, 2013 (1)	April 1,
		2012 (1)
Cash flows from operating activities:
Net loss	$(11,755,000)	$(19,577,000)
Add: loss (income) from discontinued operations (net of $0 tax)	2,738,000	(5,189,000)
Loss from continuing operations	(9,017,000)	(24,766,000)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	95,000	22,000
Non-cash interest expense	5,255,000	2,779,000
(Gain) loss from changes in fair value of derivative liability	(4,481,000)	16,470,000
Common stock and warrants issued to pay operating expenses	139,000	-
Non-cash stock-based compensation	300,000	330,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(127,000)	-
(Increase) in prepaid expenses and other assets	(60,000)	(97,000)
Increase in accounts payable and accrued expenses	504,000	935,000
(Decrease) in Executive Salary Continuation Plan liability	(7,000)	(29,000)
Increase in deferred revenue	67,000	-
Net cash used in operating activities	(7,332,000)	(4,356,000)
Cash flows from investing activities:
Property and equipment expenditures	(45,000)	(60,000)
Proceeds from sale of Thermal Imaging Business	1,200,000	-
Net cash paid related to acquisition of Bivio	(569,000)	-
Net cash provided by (used in) investing activities	586,000	(60,000)
Cash flows from financing activities:
Proceeds from issuances of debt	7,380,000	-
Proceeds from revolving credit line	-	5,000,000
Proceeds from options and warrants exercised	103,000	197,000
Debt issuance costs paid	-	(143,000)
Principal payments of notes payable and settlement agreements	(9,000)	(2,497,000)
Principal payments of capital leases	(8,000)	(6,000)
Net cash provided by financing activities	7,466,000	2,551,000
Cash flows from discontinued operations:
Net cash used in operating activities	(1,965,000)	(1,854,000)
Net cash used in investing activities	(8,000)	8,165,000
Net cash provided by (used in) discontinued operations	(1,973,000)	6,311,000

Effect of foreign currency translation	(163,000)	-
Net increase (decrease) in cash and cash equivalents	(1,416,000)	4,446,000
Cash and cash equivalents at beginning of period	1,738,000	2,735,000
Cash and cash equivalents at end of period	$322,000	$7,181,000

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$60,000	$250,000
Conversion of Subordinated Secured Convertible Promissory Notes and accrued interest to common stock	$30,000	$-
Non-cash conversion of 2012 Notes to 2013 Notes, including paid in kind interest	$5,571,000	$-
Common stock issued to pay accrued interest and board fees	$963,000	$482,000
Issuance of warrants to acquire Bivio Software assets	$85,000	$-
Senior subordinated secured promissory notes issued to settle accrued interest	$291,000	$-
Issuance of warrants in connection with the Forbearance agreements	$721,000	$-
Supplemental cash flow information:
Cash paid for interest	$303,000	$267,000
Cash paid for income taxes	$3,000	$3,000

(1)
In March 2013, the Company ceased operations of its Government Business, and in January 2012 the Company ceased operations of its thermal imaging products business (the “Thermal Imaging Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

      The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appears in the audited consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2012 (“Fiscal 2012”), including the risk factors contained therein, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

      The consolidated financial information for the 13-week and 26-week periods ended March 31, 2013 and April 1, 2012 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2013, and the results of its operations and its cash flows for the 13-week and 26-week periods ended March 31, 2013 as compared to the same period ended April 1, 2012.

       The condensed consolidated financial information as of March 31, 2013 included herein is derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 30, 2012.

Description of Business

The Company is actively engaged in the design, development, and sale of security products, particularly cyber security solutions for government and commercial applications. The Company presently offered or will offer products in the following areas:

Cyber Advance Threat Detection. The Company started the development of cyber security products, and during the last two years this technology has evolved into the Cyber adAPT™ product suite focused on detecting advanced persistent threats (“Advanced Persistent Threats”). The Cyber adAPT™ system identifies data exfiltration or modification due to sophisticated attacks by learning the topology and leverage knowledge of advance malware’s actions to identify host that have been compromised.  The Advanced Persistent Threats products have a number of potential U.S. government and commercial applications globally, including network and electronic security.  This product will be available in the future.

Cyber Forensic Investigations. The Company’s Cyber NetFalcon provides long-term tracking of user applications, networks and devices to strengthen cyber security operation.  Users of this product include but are not limited to enterprises, network operators and government agencies. This product allows forensic examination of information once malicious activity has been detected. This product is currently available to the end users.

Web-Filtering for Service Providers. The Company’s Cyber NetControl product allows service providers and enterprises to protect their users from accessing inappropriate content on a network-wide or per-user basis.  This product is currently available to end users. In addition NetFalcon® can also be used to augment packet capture devices to help speed time to access critical data.

Acquisition of Bivio Software

On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and the Network Content Control System Business of Bivio Networks, Inc. and certain of its subsidiaries, an international provider of cyber security solutions and products (“Bivio” or “Bivio Software”).  The purchase price was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase 1,000,000 shares of common stock of the Company at the lower of $0.12 or the price of a future equity financing (“Bivio Warrant”). In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, and other liabilities related to Bivio Software.

Discontinued Operations

      On January 31, 2012, the Company sold its Thermal Imaging Business, consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products, to Vectronix, Inc. (“Vectronix”) (the “Thermal Imaging Asset Sale”), pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “Thermal Imaging APA”).

      In addition, on March 19, 2013, the Company discontinued its government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”), to focus on the Company’s cyber-security business.

      The operations of the Thermal Imaging Business and Government Business are presented as discontinued operations. To provide comparability between the periods, the consolidated financial information for all periods presented has been reclassified to reflect the Company’s results of continuing operations.

Summary of Significant Accounting Policies

      There have been no significant changes to the Company’s significant accounting policies during the 26 weeks ended March 31, 2013. See Note 1 to the Company’s consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.

      Revenue – Continuing Operations.  The Company’s cyber security business derives revenue from three principal sources, hardware, software, and maintenance, as follows:.

      The Company generates revenue from the sale of licensing rights to its software products directly to end-users and through value-added resellers (“VARs”). The Company also generates revenue from sales of hardware, installation, and post contract support (maintenance), performed for clients who license its products. A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value. When evidence of fair value exists for the undelivered elements only, the residual method is used. Under the residual method, The Company defers revenue related to the undelivered elements based on VSOE of fair value of each of the undelivered elements and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

       For arrangements that include both software and non-software elements, the Company allocates revenue to the software deliverables and non-software deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows:

(i)	VSOE;
(ii)	third-party evidence of selling price (“TPE”); and
(iii)	best estimate of the selling price (“ESP”).

When the Company is unable to establish a selling price using VSOE, or TPE, the Company uses ESP to allocate the arrangement fees to the deliverables.

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

       Revenue – Discontinued Operations.  As a result of the discontinuation of the Company’s Government businesses during March 2013, any contractual obligations related to certain existing contracts at the point of discontinuation were subcontracted to outside parties (“Subcontracted Contracts”), thereby relieving the Company of responsibility of deliverables in business lines which were no longer part of continuing operations.  The remainder of outstanding contracts that were not subcontracted to outside parties have been terminated at the Company’s request, thereby relieving the Company of its contractual obligations.  The Subcontracted Contracts consist of cost reimbursement plus a fixed fee as well as fixed price level of effort research and development contracts.

       The Company will continue to recognize revenue from discontinued operations through the end of the subcontract periods on the Subcontracted Contracts.  The Company anticipates all such subcontracts to be completed no later than September 29, 2013.  The revenue recognized from discontinued operations related to Subcontracted Contracts based on incurred costs plus applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs.  The Company will maintain on its balance sheet certain unbilled revenue related to contracts related to prior fiscal years which are pending the government’s evaluation and audit of final indirect rates.  The Company will continue to review the estimates of costs to complete contracts on the Subcontracted Contracts on a monthly basis, until the subcontracts are complete.  If a contract overrun is anticipated as a result of that review, the Company will record an accrual for the anticipated overrun and record a charge to earnings in the period in which the anticipated loss is first identified.

Product Sales

       Related to its discontinued Government Business, the Company has a final stacked chip product sale in process as of March 31, 2013.  The Company will recognize revenue from discontinued operations on this sale when the following conditions are met:

•	There are no unfulfilled contingencies associated with the sale; and
•	We are reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, will cause revenue recognition to be deferred. The Company’s terms on this sale are freight on board (“FOB”) shipping point.

       Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, ISC8 Europe Limited, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). As of and for the period ended March 31, 2013, the only Company subsidiary that had operations and assets as well as separate employees and facilities was ISC8 Europe Limited . As of and for the period ended March 31, 2013, ISC8 Europe Limited’s operations and assets were immaterial to the overall consolidated financial statements. All significant intercompany transactions and balances were eliminated in the consolidation.

           Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2012 ended on September 30, 2012 and consisted of 52 weeks. The fiscal year ending September 29, 2013 (“Fiscal 2013”) will consist of 52 weeks. The Company’s second quarter of Fiscal 2013 consisted of 26 weeks ended March 31, 2013.

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

Reclassifications. Certain previously reported amounts have been reclassified to conform to the current consolidated financial statement presentation.

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

The first step of the impairment test involves comparing the fair values of the single reporting unit with its carrying value.  If the carrying amount of the single reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the single reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of March 31, 2013, we have not identified any events or circumstances that would require an interim goodwill impairment test.

Intangible assets with definite lives at March 31, 2013 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software or developed internally.  These assets are amortized on a straight-line basis over their estimated useful lives. The Company will test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.

Deferred Costs. Financing costs associated with the Company's debt issuances are capitalized as deferred costs and amortized using straight line amortization as interest expense over the debt period, which approximates the effective interest method due to the short term of the instrument.

Derivatives. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing Embedded Derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value using the Binomial Lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or Embedded Derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security or the terms of the underlying instrument becoming fixed.

Deferred Compensation. The Company has a deferred compensation plan, the Executive Salary Continuation Plan Liability (the “ESCP”), for key employees. Presently, two of the Company’s retired executives are receiving benefits aggregating $184,700 per annum under the ESCP and is considered a current liability. The remaining long term portion is held under the ESCP Liability.

Foreign Currency Translation. Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses resulting from foreign currency transactions are other income (expense) in the Condensed Consolidated Statements of Operations.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated utilizing the treasury stock method.  Under this method the weighted average number of common shares is adjusted for common stock issuable upon exercise of stock options, warrants, and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock awards exercise price is lower than the Company's average share price for the period.  Since the Company incurred a net loss for the 13 and 26 weeks ended March 31, 2013 basic and diluted loss per share were the same. Inclusion of such awards would be anti-dilutive. See Note 8.

       Subsequent Events. Management evaluated events subsequent to March 31, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. See Note 15.

Note 2 – Recent Accounting Standards

Recent Accounting Pronouncements.   In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to disclose significant amounts reclassified out of accumulated other comprehensive income into net income by the respective line items of net income in its entirety in the same reporting period. These amendments are effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of this accounting update did not have a material impact on the Company's consolidated financial position or results of operations.

Note 3 – Going Concern

       The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the current and previous fiscal years.  For the 13 and 26 weeks ended March 31, 2013, the Company’s net losses were $9.6 million and $11.8 million, respectively as compared to the 13 and 26 weeks ended April 1, 2012 of $11.3 million and $19.6 million, respectively.  As of March 31, 2013 the Company had negative working capital and stockholders’ deficit of approximately $19.7 million and $43.0 million, respectively and as of September 30, 2012 the Company had negative working capital of $10.1 million and $35.4 million, respectively.

       Management believes that the Company’s losses in recent years have been primarily the result of increased research and development expenditures related to the cyber technology, and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, which is considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of March 31, 2013. As of March 31, 2013, we expended a large portion of the cash obtained from the Thermal Imaging Sale, the Revolving Credit Facility (defined below), and 2013 Notes (defined below) to fund our operations.

       Management is focused on managing costs in line with estimated future revenues, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans.  Accordingly, the Company will need to raise additional funds to meet its continuing obligations in the near future and may incur additional future losses.  However, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all. Failure to do so and meet the obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business and financial condition, and ultimately threaten our viability as a going concern.

       The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying values of goodwill for the 26 weeks ended March 31, 2013 are described below:

	September 30, 2012	Acquisitions	March 31, 2013
Goodwill	$-	$393,000	$393,000

During the 26 weeks ended March 31, 2013, goodwill was established through the acquisition of Bivio Software (See Note 9). No other acquisitions were made during the period.

Additionally, in connection with the Bivio Software acquisition on October 12, 2012 (See Note 9), the Company recorded $900,000 of intangible assets related to customer relationships, tradename, and software technology. The Company is amortizing the customer relationships over 5 years, the tradename over 10 years, and the software technology over 7 years.

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2013
	Customer Relationships	Tradename	Software Technology	Total
Gross carrying amount	$100,000	$300,000	$520,000	$920,000
Accumulated amortization	(9,000)	(14,000)	(46,000)	(69,000)
Net intangible assets	$91,000	$286,000	$474,000	$851,000

	September 30, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$-	$-	$20,000	$20,000
Accumulated amortization	-	-	(12,000)	(12,000)
Net intangible assets	$-	$-	$8,000	$8,000

Note 5 — Debt Instruments

As of March 31, 2013, the Company had the following outstanding debt instruments:

	Principal balance at issuance date	Principal balance at March 31, 2013	Unamortized Debt Discount balance at March 31, 2013	Net Balance
Senior Secured Revolving Credit Facility	$5,000,000	$5,000,000	$(267,000)	$4,733,000
Senior Subordinated Secured Convertible Promissory 2013 Notes	8,742,000	8,742,000	(1,638,000)	7,104,000
Senior Subordinated Secured Promissory Notes	4,000,000	5,081,000	-	5,081,000
Subordinated Secured Convertible Promissory Notes	15,051,200	16,092,000	(8,756,000)	7,336,000

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

As of March 31, 2013, the Company was not in compliance with the financial covenants in the Loan Agreement and Revolving Credit Facility. On August 21, 2012, the Company and PFG entered into a Forbearance, Limited Waiver and Consent under Loan Agreement (the “Waiver”) by which, subject to certain terms and conditions, PFG waived that default and consented to other actions taken or to be taken by the Company, including the issuance of securities to finance the acquisition of Bivio. The Company agreed to pay to PFG a $30,000 fee and issue to PFG warrants to purchase 2,045,455 shares of common stock (the “Waiver Warrants”). The exercise price of the Waiver Warrants was equal to the Next Equity Financing Effective Price ("NEFEP") or $0.11 per share.

The Waiver, by its terms, expired on September 30, 2012.  As of September 28, 2012, in light of the Company’s continuing non-compliance with the financial covenants in the Loan Agreement, the Company and PFG entered into Extension of Forbearance under Loan and Security Agreement (the “Forbearance Extension”).  Subsequent to the Forbearance Extension, the company engaged in a monthly forbearance extension with PFG, with forbearance warrants in the amount of 2,045,455 provided per extension with an exercise price of $0.11 provided as consideration.  The table below summarized the various Forbearance Extensions along with the warrants issued to PFG.

Forbearance	Extension Through Date	Exercise Price per share [a]	Exercisable Share
Waiver	September 30, 2012	NEFEP or $0.11	2,045,455
Forbearance Extension	October 31, 2012	NEFEP or $0.11	2,045,455
Second Forbearance Extension	December 15, 2012	NEFEP or $0.11	2,045,455
Third Forbearance Extension	January 31, 2013	NEFEP or $0.11	2,045,455
Fourth Forbearance Extension	February 28, 2013	NEFEP or $0.11	2,045,455
Fifth Forbearance Extension	March 31, 2013	NEFEP or $0.11	2,045,455
Sixth Forbearance Extension	April 30, 2013	NEFEP or $0.11	2,045,455
Seventh Forbearance Extension	May 31, 2013	NEFEP or $0.11	2,045,455
Total			16,363,640

As of March 31, 2013, no shares have been exercised by PFG related to any of the shares issuable under the warrants related to the forbearance extensions.

Senior Subordinated Secured Convertible Promissory Notes

Effective as of September 28, 2012, the Company issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible Promissory Notes due November 30, 2012 in the aggregate principal amount of $1.2 million (the “2012 Notes”). The 2012 Notes are convertible at $0.12 per share, or the price of shares sold by the Company to one or more investors and raising gross proceeds to the Company of at least $1.0 million. During the 26-week period ended March 31, 2013 the Company issued an additional $4.2 million of the 2012 Notes.  Since the conversion price was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $237,000 as a derivative liability and related debt discount.  The 2012 Notes were due March 31, 2013.

  On February 2, 2013, the Company authorized the issuance of Senior Subordinated Convertible 2013 Notes (the “2013 Notes”) that are a part of a series of notes, along with the 2012 Notes, in the aggregate amount of $10.0 million. On March 7, 2013, the aggregate principal amount of 2013 Notes available for issuance was increased from $10.0 million to $20.0 million. As a result, the Company’s board of directors authorized an increase in the shares of common stock reserved for issuance under the Subordinated Notes from 27,777,778 shares to 55,555,556 shares.  As additional consideration for the purchase of the 2013 Notes, the Company issued shares of its common stock to each investor with a value equal to 25% of the principal amount of the 2013 Notes purchased by such investor. All 2012 Notes outstanding in the principal balance of $5.4 million as well as $0.2 million in paid-in-kind interest were cancelled and exchanged by each investor for 2013 Notes.

The maturity date of the 2013 Notes is the earlier of 6 months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to the Company in excess of $5.0 million (a “Qualified Financing”). However, the Holders may, at any time, convert the outstanding principal balance of their respective 2013 Notes into shares of the Company's common stock at a conversion price equal to $0.12 per share.  Further, within fifteen (15) business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  During the 26-week period ended March 31, 2013 the Company issued 2013 Notes in the amount of $3.1 million.  As of May 6, 2013 the Company has issued $6.1 million of the $20.0 million aggregate amount of these series of Notes.

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. The owners of the Senior Subordinated Notes have not demanded payment through March 31, 2013 and the date of the filing of these financial statements with the Securities and Exchange Commission.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at March 31, 2013 was $5.1 million.

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

Subordinated Secured Convertible Promissory Notes

In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”), in the aggregate principal amount of $7.8 million and, in March 2011, the Company sold additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, the Company sold Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5.0 million. In addition, holders of existing notes with a principal balance of $1.1 million converted certain other notes outstanding at the time into Subordinated Notes during the year ended September 30, 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of Common stock, with the price per share calculated based on the weighted average price of the Common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During the 26-week period ended March 31, 2013, the Company paid approximately $963,000 of interest costs in the form of 8,774,000 shares of common stock. The principal and accrued, but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the conversion of the Subordinated Notes into Common stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common stock is $0.25 or greater for 30 consecutive trading days. As of March 31, 2013, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

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

 As a result of the issuances of Subordinated Notes, including the 2013 Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at March 31, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the 26-week period ended March 31, 2013, approximately $30,000 in principal of Subordinated Notes was converted into approximately 438,000 shares of common stock.  The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at March 31, 2013 was $7.3 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1.0 million in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

Fifth Omnibus Amendment

        The Company entered into a Fifth Omnibus Amendment, dated as of February 12, 2013, (the “Fifth Omnibus Amendment”)with the representative of the holders of the 12% Subordinated Secured Convertible Notes due 2015 (the "Promissory Notes"), and each of the holders of the Promissory Notes, the 12% Senior Subordinated Promissory Notes due 2013 (the "Senior Subordinated Notes") and the 2013 Notes, which amends and modifies the terms of the Promissory Notes, the Senior Subordinated Notes and the Security Agreements (as defined in the Fifth Omnibus Amendment) to permit the issuance of the 2013 Notes, subordinate the liens securing the Promissory Notes to the 2013 Notes, and make the Senior Subordinated Notes and the 2013 Notes rank pari passu with one another.

        The Company entered into a Sixth Omnibus Amendment and Seventh Omnibus Amendment subsequent to March 31, 2013.  See Note 15.

Derivative Liability

        Certain instruments, including debt and warrants, contain provisions that adjust the conversion or exercise price in the event of certain dilutive issuances of securities or exercise/conversion prices that are not fixed.  These provisions required that the Company book a derivative liability upon issuance and has re-measured the fair value of the derivative liability to be $17,893,000 as of March 31, 2013 and $19,925,000 as of September 30, 2012.

The Company estimated the fair value of the derivative liability using the Binomial Lattice pricing model with the following significant inputs, as outline below, to estimate the fair value of the derivative liability as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Risk free interest rate	0.30%	0.35%
Expected volatility	80.54%	92.78%
Expected dividends	None	None

Note 6 — Preferred Stock

In Fiscal 2010, the Company sold and issued an aggregate of 3,490 Series B convertible preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. Each share is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. Only 900 shares of Preferred Stock Units were outstanding as of March 31, 2013 and September 30, 2012, respectively, and a liquidation preference of $866,000 and $926,000 as of March 31, 2013 and September 30, 2012, respectively. These shares were convertible into approximately 1,800,000 shares of the Company’s common stock.

Note 7 — Common Stock Warrants, Stock Options, and Employee Stock Benefit Plan

Common Stock Warrants. As of March 31, 2013, warrants to purchase a total of 37,754,000 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.17 per share and exercise prices ranging from $0.11 per share to $0.55 per share. As of September 30, 2012, warrants to purchase a total of 28,416,000 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.21 per share and exercise prices ranging from $0.07 per share to $13.00 per share.

Stock Options.  As of March 31, 2013, the Company had 49.3 million options outstanding with a weighted average exercise price of $0.24, and 39.6 million options exercisable with a weighted average exercise price of $0.27.  The unvested options outstanding and options exercisable had no aggregate intrinsic value. During the 26-week period ended March 31, 2013, there were 2.8 million options granted and 1.1 million options exercised. As of September 30, 2012, the Company had 54.8 million options outstanding with a weighted average exercise price of $0.24, and 34.5 million options exercisable with a weighted average exercise price of $0.31.  The unvested options outstanding and options exercisable had aggregate intrinsic value of $115,000 and $297,000, respectively.

          Employee Stock Benefit Plan.    The Company has established an employee retirement plan (the “ESBP”). This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll.  As of March 31, 2013, the Company has not made any contributions to the SBT related to Fiscal 2013.  Relating to Fiscal 2012 the Company made a contribution of 6.0 million shares of common stock with an estimated market value of $600,000 to the SBT.

Note 8 — Net Loss per Share

The Company had a net loss for each of the 13 weeks and 26 weeks ended March 31, 2013 and April 1, 2012, and accordingly, there was no difference between basic and diluted loss per share in each of these periods.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		26 Weeks Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net Loss Numerator:
Loss from continuing operations	$(8,400,000)	$(18,227,000)	$(9,017,000)	$(24,766,000)
Loss from discontinued operations	(1,191,000)	(848,000)	(2,738,000)	(2,559,000)
Gain on disposal of discontinued operations (net of $0 tax)	-	7,748,000		7,748,000
Net loss	$(9,591,000)	$(11,327,000)	$(11,755,000)	$(19,577,000)

Net Loss Denominator:
Weighted average number of common shares outstanding, basic and diluted	153,688,000	119,037,000	147,541,000	116,376,000

Basic and diluted loss per share
Loss from continuing operations	$(0.05)	$(0.15)	$(0.06)	$(0.21)
Earnings (loss) from discontinued operations	$(0.01)	$0.05	$(0.02)	$0.04
Net loss per share	$(0.06)	$(0.10)	$(0.08)	$(0.17)

Options, warrants and convertible instruments outstanding totaling 557,136,000 and 442,365,000 at March 31, 2013 and April 1, 2012 respectively, are not included in the above computation because the inclusion of such shares would be anti-dilutive.

Note 9 — Bivio Acquisition

The Bivio Transaction has been accounted for under purchase accounting.  Accordingly, the Company has estimated the purchase price allocation based on the fair values of the assets acquired and liabilities assumed.

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

The following outlines the significant inputs the Company used to estimate the fair value of the warrants using the Binomial Lattice pricing model as of the acquisition date on October 12, 2012:

Risk free interest rate	1.69%
Expected volatility	92.20%
Expected dividends	None

The acquisition was accounted for under the purchase accounting method of accounting, the total estimated purchase price is allocated between the tangible and intangible assets and assumed liabilities based on their estimated fair values at October 12, 2012. Based on the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is allocated as follows:

Tangible Current Assets	$142,000
Tangible Non-Current Assets	48,000
Liabilities assumed	(798,000)
Amortizable intangible assets	900,000
Goodwill	393,000
Total fair value of net assets acquired	$685,000

The following table presents amortizable intangible assets acquired and their amortization periods:

	Estimated	Amortization
	fair value	period
Customer relationships	$100,000	5.0 years
Trade name	300,000	10.0 years
Software	500,000	7.0 years
Total	$900,000

Note 10 — Concentration of Revenues and Sources of Supply

Effective March 19, 2013, the Company discontinued its Government Business, allowing the Company to focus exclusively on its cyber security business. In the 13-week and 26-week periods ended March 31, 2013, one customer accounted for 51% and 53% of the Company’s total revenues, respectfully.

As reclassified to reflect the Company’s results of continuing operations without the Thermal Imaging Business, which was sold to Vectronix, on January 31, 2012, and the Government Business, which was discontinued on March 19, 2013, in the 13-week and 26-week periods ended April 1, 2012, no revenues were associated with continuing operations.

The Company primarily uses contract manufacturers to assemble its hardware for its cyber products. At its current limited levels of sales, the Company typically uses a single contract manufacturer for a particular product line and, as a result, is vulnerable to disruptions in supply.

Note 11 — Commitments and Contingencies

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 12 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which the measurements fall:

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 26 weeks ended March 31, 2013. Financial liabilities carried at fair value as of March 31, 2013 on a recurring basis are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$	$	$17,893,000	$17,893,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the 26 weeks ended March 31, 2013:
	September 30, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	March 31, 2013
Derivative liabilities	$19,925,000	$1,646,000	$(3,678,000)	$17,893,000

The Senior Subordinated Secured Convertible 2012 Notes, senior secured revolving credit facility, Senior Subordinated Secured Promissory Notes, subordinated secured convertible promissory note, and the Senior Subordinated Secured Convertible 2012 Notes are presented at their carrying amounts; as there are a lack of comparable instruments available for observation by the Company, it is not practicable to estimate the fair value of these instruments.

approximate fair value based on the borrowing rates currently available to the Company.

The following is a description of the valuation methodologies used for instruments measure at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Assets measure at Fair Value on a Non-Recurring Basis. The Company’s goodwill, intangibles, and other purchased intangible assets may be measured at fair value on a non-recurring basis.  These assets are measured at cost but are written down to fair value if they are impaired.  As of March 31, 2013, the Company’s goodwill, intangibles and other purchased intangibles were not impaired, and therefore were not measured at fair value.

Fair Value of Financial Instruments. The Company estimate the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheet at fair value on either a recurring or non-recurring basis as follows:

	March 31, 2012		September 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$322,000	$322,000	$1,738,000	$1,738,000	1
Accounts Receivable, net	127,000	127,000	-	-	2
Accounts Payable	852,000	852,000	604,000	604,000	2

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value due to their short-term nature.

Note 13 — Discontinued Operations

Sale of Thermal Imaging Business.

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business is classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business:

	13 Weeks Ended		26 Weeks Ended
	(Unaudited)		(Unaudited)
	March 31,	April 1,	March 31,	April 1,
	2013	2012	2013	2012

Total revenues	$-	$-	$-	$1,983,000
Cost and expenses
Cost of revenues	-	-	-	1,810,000
General and administrative expense	-	45,000	-	87,000
Research and development expense	-	220,000	-	574,000
Total costs and expenses	-	265,000	-	2,471,000
Loss from operations	-	(265,000)	-	(488,000)
Gain on disposal (net of $0 tax)	-	7,748,000	-	7,748,000
Net (loss) from discontinued operations (net of $0 tax)	$-	$7,483,000	$-	$7,260,000

   Cessation of Government Business

In addition, on March 19, 2013, the Company announced that it had discontinued its government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”), and instead focus on the Company’s cyber-security business.  As a result of the Company’s decision, the Company’s Government Business is classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Government Business:

	13 Weeks Ended		26 Weeks Ended
	(Unaudited)		(Unaudited)
	March 31,	April 1,	March 31,	April 1,
	2013	2012	2013	2012

Total revenues	$732,000	$1,203,000	$1,514,000	$2,499,000
Cost of revenues	1,278,000	1,013,000	2,606,000	1,974,000
General and administrative expense	323,000	514,000	882,000	1,952,000
Research and development expense	322,000	259,000	764,000	644,000
Total costs and expenses	1,923,000	1,786,000	4,252,000	4,570,000
Net (loss) from discontinued operations (net of $0 tax)	$(1,191,000)	$(583,000)	$(2,738,000)	$(2,071,000)

Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Government Business as of March 31, 2013 and September 30, 2012:
	March 31, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Accounts receivable, net	$331,000	$445,000
Unbilled revenues on uncompleted contracts	541,000	549,000
Prepaid expenses and other current assets	175,000	54,000
Current assets of discontinued operations	$1,047,000	$1,048,000
Property and equipment, net	$566,000	$824,000
Other assets	36,000	117,000
Non-current assets of discontinued operations	$602,000	$941,000
Accounts payable	$108,000	$211,000
Accrued expenses	780,000	311,000
Advance billings on uncompleted contracts	113,000	297,000
Current liabilities from discontinued operations	$1,001,000	$819,000

 Note 14 — Non-Controlling Interest in Subsidiaries

The Company’s non-controlling interest as of March 31, 2013 and September 30, 2012 totaling $324,000 presented individual investors’ 4% interest in Novalog, 2% interest in MSI, 19% interest in RedHawk, and 5% interest iNetWorks.  For the 13 weeks and 26 weeks ended March 31, 2013 and April 1, 2012, Novalog, MSI, RedHawk, and iNetWorks did not have any activities.

Note 15 – Subsequent Events

Unregistered Sales of Equity Securities

On April 12, 2013, the Company issued an aggregate 4,416,908, shares of the Company's common stock to 25 accredited investors in lieu of cash in order to pay the interest accrued for the fiscal quarters ended December 31, 2012 and March 31, 2013 on its 12% Subordinated Secured Convertible Notes issued by the Company to certain investors on various dates between December 23, 2010 and July 19, 2011.

On April 22, 2013 the Company and Costa Brava entered into the Sixth Omnibus Amendment, which amends and modifies the terms of certain promissory notes of the Company and the Security Agreement, dated March 16, 2011, as amended, between the Company and Costa Brava (as amended from time to time, the "Security Agreement"), to permit the issuance of, among other promissory notes, the notes referred to below, subordinate the liens securing certain promissory notes to the Notes, and make the Notes and certain senior subordinated notes rank pari passu with one another upon a liquidation of the Company. Costa Brava is the Company's largest stockholder and one of its largest creditors.

On April 30, 2013, the Company consummated an offering ("Offering") consisting of the issuance of senior subordinated secured convertible promissory notes to certain accredited investors ("Holders") in the principal amount of $1,145,000 (the "April 30 Notes"). The April 30, Notes, which are part of a series of notes intended to be issued by the Company aggregating up to $4.0 million in principal amount, and are part of the same series of notes as the 12% senior subordinated promissory notes issued on or after September 27, 2012 to The Griffin Fund, LP, mature on the earlier of September 30, 2013 or the date that the Company issues securities to investors in one or more transactions resulting in gross proceeds to the Company of at least $5.0 million (a "Qualified Financing").

        The April 30 Notes accrue simple interest at the rate of 12% per annum, and are secured by all assets of the Company under the terms of the Security Agreement. Costa Brava serves as the representative of the Holders under the Security Agreement and has broad discretion as the Holder representative in exercising the rights of the Holders under the Security Agreement. Costa Brava holds a significant portion of the April 30 Notes and is a significant stockholder of the Company.

The April 30 Notes are convertible at the election of the Holder into that number of shares of the Company's common stock determined by dividing the outstanding principal and accrued interest due and payable under the April 30 Notes by $0.12 (the "Conversion Amount"). The Holder has the right to convert the outstanding principal and accrued interest due and payable under the April 30 Notes in connection with a Qualified Financing by applying the Conversion Amount to the purchase of the securities issued in connection with the Qualified Financing.

        The April 30 Notes are subordinate to the Existing Secured Debt of the Company, as such term is defined in the April 30 Notes. Payment of all amounts due and payable under the terms of the April 30 Notes are accelerated in the event of an event of default under the terms of the April 30 Notes.

As additional consideration for the issuance of the April 30 Notes, the Holders were issued a total of 3,180,556 shares of the Company's common stock (the "Shares"), representing a value equal to 25% of the principal amount of the April 30 Notes purchased by each Holder, calculated using a share value equal to $.09 per share. J.P. Turner & Company, L.L.C. (the "Placement Agent") acted as placement agent for the issuance of the April 30 Notes and the Shares. The Placement Agent received (i) cash commissions totaling $223,000, representing 19% of the gross proceeds of the Offering, (ii) an expense allowance of $50,000, representing 4% of the gross proceeds of the Offering, and (iii) warrants to purchase up 152,667 shares of common stock of the Company (the "Placement Agent Warrants"). The Placement Agent Warrants have an exercise price equal to $0.09 per share.

The issuance of the April 30 Notes and Shares resulted in gross proceeds to the Company of approximately $1,145,000 million. The net proceeds from the issuance of the April 30 Notes and Shares, or approximately $872,000 million, are expected to be used for general corporate purposes.

The issuance of the common stock on April 12 and the April 30 Notes, Shares and Placement Agent Warrants were offered and sold in transactions exempt from registration under the Securities Act in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each of the Holders represented that it was an "accredited investor" as defined in Regulation D.

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

Overview

        We are engaged in the design, development, manufacture and sale of a family of security products, consisting of cyber security solutions for government and commercial applications. Our current operations are located in California, Texas, and Italy with other employees and consultants in various other locations globally. Our operation in Italy was acquired in connection with our acquisition of certain software assets of Bivio Software in October 2012, described below.

        As of March 31, 2013, we had approximately $34.9 million of debt, exclusive of debt discounts, and approximately $3.2 million of accounts payable and accrued expenses.

Acquisition of Bivio Software

         On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and Network Content Control System Business (the "Bivio Software") of Bivio Networks, Inc. and certain of its subsidiaries (collectively, “Bivio”), an international provider of cyber security solutions and products. The purchase price of those assets (the “Acquisition”) was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase the Company’s common stock.  The fair value of the warrants issued was $85,000. In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to Bivio Software.

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

Results of Continuing Operations

The following discussions relate to the Company’s results of continuing operations after reclassifying the operations of our Thermal Imaging Business and Government Business as discontinued operations due to the sale of the Thermal Imaging Business on January 31, 2012, and the discontinuance of the Government Business on March 19, 2013.

Total Revenues. Our total revenues are generally derived from sales and support of cyber security products. Our total revenues increased in the 13-week period ended March 31, 2013 as compared to the 13-week period ended April 1, 2012 and changed in composition as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended April 1, 2012	$-
Dollar increase in current comparable 13 weeks	102,000

13 weeks ended March 31, 2013	$102,000
Percentage increase in current 13 weeks	100%

26-Week Comparisons	Total Revenues
26 weeks ended April 1, 2012	$-
Dollar increase in current comparable 26 weeks	196,000

26 weeks ended March 31, 2013	$196,000
Percentage increase in current 26 weeks	100%

The increase in our total revenue in the 13-week and 26-week periods ended March 31, 2013 as compared to the 13-week and 26-week periods ended April 1, 2012 was primarily the result of the acquisition of Bivio Software and its software maintenance revenue. Our software-related revenue did not exist in the periods ended April 1, 2012. Effective March 19, 2013, we discontinued our Government Business.  As a result, our business and results of operations have been and will continue to be materially affected in the short-term, as we transition to our cyber security business.  We are currently promoting sales of our other recently introduced products, which if achieved, although no assurances can be given, we believe could become a material contributor to our total revenue in the period ending September 30, 2013 (“Fiscal 2013”). However we are not certain that such outcome will materialize during Fiscal 2013 or at all.

Cost of Revenues. Cost of revenue includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. The comparison of cost of revenue for the 13-week and 26-week periods ended March 31, 2013 and April 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	Cost of Revenue	Percentage of Total Revenue
13 weeks ended April 1, 2012	$-	0%
Dollar increase in current comparable 13 weeks	44,000

13 weeks ended March 31, 2013	$44,000	43%
Percentage decrease in current 13 weeks	100%

26-Week Comparisons	Cost of Revenue	Percentage of Total Revenue
26 weeks ended April 1, 2012	$-	0%
Dollar increase in current comparable 26 weeks	81,000

26 weeks ended March 31, 2013	$81,000	42%
Percentage decrease in current 26 weeks	100%

The increase in absolute dollar cost of revenue associated with continuing operations in the 13-week and 26-week periods ending March 31, 2013 compared to the 13-week and 26-week periods ended April 1, 2012 is the result of no software-related revenue existing in the periods ended April 1, 2012.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 26-week periods ended March 31, 2013 and April 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
13 weeks ended April 1, 2012	$1,094,000	100%
Dollar increase in current comparable 13 weeks	1,226,000

13 weeks ended March 31, 2013	$2,320,000	2275%
Percentage increase in current 13 weeks	112%

26-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
26 weeks ended April 1, 2012	$2,206,000	100%
Dollar increase in current comparable 26 weeks	2,084,000

26 weeks ended March 31, 2013	$4,290,000	2289%
Percentage increase in current 26 weeks	94%

The increase in absolute dollars of general and administrative expense in the 13-week and 26-week periods ended March 31, 2013 as compared to the 13-week and 26-week periods ended April 1, 2012 consisted of a combination of increased stock-based compensation expense, marketing and legal fees, severance expense, as well as facilities expense related to cyber development in Texas. This was partially offset by a decrease in travel, bid and proposal fees, professional fees and stockholder-related expense.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 26-week periods ended March 31, 2013 as compared to the 13-week and 26-week periods ended April 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
13 weeks ended April 1, 2012	$1,504,000	100%
Dollar increase in current comparable 13 weeks	295,000

13 weeks ended March 31, 2013	$1,799,000	1764%
Percentage increase in current 13 weeks	20%

The changes in research and development expense in the 13-week and 26-week periods ended March 31, 2013 as compared to the 13-week and 26-week periods ended April 1, 2012, are largely related to the development expense of our Texas-based cyber security office, which we opened and commenced staffing in April 2011 and the acquisition of the research facility in Italy in connection with the acquisition of Bivio Software. Many of those expenses relate to hiring of highly-skilled development and support staff, software licensing expense, consulting fees and various operating leases of facilities and equipment to support product development. We also signed a joint development agreement with Cavium, Inc. to provide design and engineering services. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. However, no assurances can be given that we will capitalize on our research and development initiatives.

Interest Expense. Our interest expense for the 13-week and 26-week periods ended March 31, 2013, compared to the 13-week and 26-week periods ended April 1, 2012, increased as shown in the following table and discussed more fully below:

13-Week Comparisons	Interest Expense
13 weeks ended April 1, 2012	$1,470,000
Dollar increase in current comparable 13 weeks	2,336,000

13 weeks ended March 31, 2013	$3,806,000
Percentage increase in current 13 weeks	159%

26-Week Comparisons	Interest Expense
26 weeks ended April 1, 2012	$3,139,000
Dollar increase in current comparable 26 weeks	2,654,000

26 weeks ended March 31, 2013	$5,793,000
Percentage increase in current 26 weeks	85%

The increase in interest expense in the 13 weeks and 26 weeks ended March 31, 2013 as compared to April 1, 2012 was attributable primarily to interest and amortization of debt discounts and financing related costs as a result of our capital structure and continued fund raising efforts.

Change in Fair Value of Derivative Liability. We recorded a decrease in the change in fair value of derivative liability for the 13-week and 26-week period ended March 31, 2013, as compared to the 13-week and 26-week period ended April 1, 2012. This is shown in the following table and discussed more fully below:

13-Week Comparisons	Change in Fair Value of Derivative Liability
13 weeks ended April 1, 2012	$(14,160,000)
Dollar decrease in current comparable 13 weeks	13,694,000

13 weeks ended March 31, 2013	$(466,000)
Percentage decrease in current 13 weeks	(97% )

26-Week Comparisons	Change in Fair Value of Derivative Liability
26 weeks ended April 1, 2012	$(16,470,000)
Dollar decrease in current comparable 26 weeks	20,951,000

26 weeks ended March 31, 2013	$4,481,000
Percentage decrease in current 26 weeks	(127%)

The Company revalued its derivatives as of March 31, 2013 and recorded a decrease in their fair value of approximately $0.5 million and an increase of approximately $4.5 million for the 13-week and 26-week periods, respectively, mainly as a result of quarterly valuations based on a decrease of our stock price from last quarter. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into, and/or the warrants are exercised for the purchase of common stock pursuant to their respective terms. Although no assurances can be given, in the event of such conversion or exercise, the derivative liability associated with these instruments would be eliminated.

Net Loss from Continuing Operations. Our net loss from continuing operations decreased in the 13-week and 26-week periods ended March 31, 2013, compared to the 13-week and 26-week periods ended April 1, 2012, as shown in the following table and discussed more fully below:
13-Week Comparisons	Net Loss from Continuing Operations
13 weeks ended April 1, 2012	$(18,227,000)
Dollar decrease in current comparable 13 weeks	9,827,000

13 weeks ended March 31, 2012	$(8,400,000)
Percentage decrease for current 13 weeks	(54%)

26-Week Comparisons	Net Loss from Continuing Operations
26 weeks ended April 1, 2012	$(24,766,000)
Dollar decrease in current comparable 26 weeks	15,749,000

26 weeks ended March 31, 2012	$(9,017,000)
Percentage decrease for current 26 weeks	(64%)

The decrease in net loss from continuing operations in the 13-week and 26-week periods ended March 31, 2013 compared to the 13-week and 26-week periods ended April 1, 2012 was largely due to a change in fair value of derivative instruments, a non cash item, discussed above which mainly related to lower stock prices during the current period, offset in part by an increase total cost and expenses and interest expenses in the comparable periods.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents decreased in the first 26 weeks of Fiscal 2013, largely as a result of losses generated from continuing operations, partially offset by an increase in software revenue. As a result, we continued to have a working capital deficit for the current period as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents		Working Capital (Deficit)
September 30, 2012	$1,738,000		$(10,091,000)
Dollar decrease as of March 31, 2013	(1,416,000)		(9,645,000)

March 31, 2013	$322,000		$(19,736,000)
Percentage decrease as of March 31, 2013	(81%	)	(96% )

The $1.4 million use of cash during the 26-week period ended March 31, 2013 is a result of the following components: cash used in operating activities of $7.3 million, cash used in investing activities of $0.6 million, and cash provided by financing activities of $7.5 million.  Cash used in operating activities was a result of the $9.0 million net loss from continuing operations and $3.7 million change in fair value of derivative liability, partially offset by $4.5 million in non-cash interest expense, and other less significant factors related to various timing and cash deployment effects.  Cash provided by investing activities was a result of $1.2 million in proceeds from sale of Thermal Imaging Division, partially offset by $0.6 million used in acquisition related costs and property and equipment expenditures.  Cash provided by financing activities was a result of $4.2 million in proceeds from the issuance of the 2013 Notes and $3.2 million in proceeds from the issuance of the JPT Notes. Cash used in discontinued operations of $0.8 million was mainly a result of $2.7 in net loss partially offset by the final payment of $1.2 million associated with the Thermal Imaging Sale.

As of March 31, 2013 we have used a significant portion of the cash obtained from both from the Thermal Imaging Sale, the Revolving Credit Facility and 2013 Notes to fund our operations, and have been unable to maintain positive cash flow during the 26-week period due to insufficient revenues. To continue to fund anticipated operating expenses and satisfy indebtedness, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable, or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of March 31, 2013 and September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At March 31, 2013, we had approximately $34.9 million of debt, exclusive of discounts, which consisted of (i) a Senior Secured Revolving Credit Facility, in the original principal amount of $5.0 million; (ii) JP Convertible 2013 Notes with an aggregate principal balance of approximately $2.6 million, (iii) Senior Subordinated Secured Convertible 2013 Notes with an aggregate principal balance of approximately $6.1 million.; (iv) Senior Subordinated Notes with an aggregate principal balance of approximately $5.1 million, and (v) Subordinated Secured Convertible Notes with an aggregate principal balance of approximately $16.1 million.  Each of these instruments are described more fully below.

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

To secure the payment of all of our obligations under the Revolving Credit Facility when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property.  In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed that, while any obligations remain outstanding by us to PFG, their respective security interests in and liens on our assets shall be subordinated and junior to those of PFG.

       Senior Subordinated Secured Convertible 2013 Notes and Senior Subordinated Secured Convertible 2012 Notes

       Effective as of September 28, 2012, we issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible 2012 Notes due November 30, 2012 in the aggregate principal amount of $1.2 million (the “2012 Notes”). The 2012 Notes are convertible at $0.12 per share, or the price of shares sold by us to one or more investors and raising gross proceeds to us of at least $1.0 million. During the 26-week period ended March 31, 2013 we issued an additional $4.2 million of the 2012 Notes.  Since the conversion price was not fixed, such instrument was considered to be a derivative.   The 2012 Notes were due March 31, 2013.

        On February 2, 2013, we authorized the issuance of Senior Subordinated Secured Convertible 2013 Notes (the “2013 Notes”) that are a part of a series of notes, along with the 2012 Notes, in the aggregate amount of $10 million. As additional consideration for the purchase of the 2013 Notes, we issued shares of its common stock to each investor with a value equal to 25% of the principal amount of the 2013 Notes purchased by such investor. All 2012 Notes outstanding in the principal balance of $5.4 million as well as $0.2 million in paid in kind interest were cancelled and exchanged by each investor for 2013 Notes. The maturity date of the 2013 Notes is the earlier of 6 months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to us in excess of $5 million (a “Qualified Financing”). However, the Holders may, at any time, convert the outstanding principal balance of their respective 2013 Notes into shares of our common stock at a conversion price equal to $0.12 per share.  Further, within fifteen (15) business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  During the 26-week period ended March 31, 2013 the Company issued 2013 Notes in the amount of $3.1 million.  As of May 6, 2013 we have issued $6.1 million of the $10 million aggregate amount of these series of Notes.

Senior Subordinated Notes

In March 2011, we issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in our Consolidated Balance Sheet as of March 31, 2013.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at March 31, 2013 was $5.1 million.

The Senior Subordinated Notes are secured by substantially all of our assets pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between us and Costa Brava as representative of the Senior Subordinated Note holders, but the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of us to PFG under the Revolving Credit Facility.

Subordinated Secured Convertible Notes

In December 2010, we entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which we issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7.8 million and sold in a subsequent closing in March 2011 additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, we sold additional Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5,000,000. In addition, holders of existing notes with a principal balance of $1.1 million converted their certain other notes outstanding at the time into Subordinated Notes during Fiscal 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, we have the option to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During the 26-week period ended March 31, 2013, we paid approximately $963,000 of interest costs in the form of 8,774,000 shares of common stock. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we may force the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days. As of March 31, 2013, we have not met the equity conditions to force the conversion of the Subordinated Notes.

On March 7, 2013, the aggregate principal amount of Subordinated Notes available for issuance was increased from $10.0 million to $20.0 million. As a result, our board of directors authorized an increase in the shares of common stock reserved for issuance under the Subordinated Notes from 27,777,778 shares to 55,555,556 shares.

As a result of the issuances of Subordinated Notes, including the 2013 Notes discussed above, the conversion of existing notes to Subordinated Notes, the conversion of Subordinated Notes to common stock, and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at March 31, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the 26-week period ended March 31, 2013, approximately $30,000 principal of Subordinated Notes was converted into approximately 438,000 shares of common stock. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at March 31, 2013 was $7.3 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1.0 million in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

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

Fifth Omnibus Amendment

In connection with the Exchange, we entered into a Fifth Omnibus Amendment, dated as of February 12, 2013, with the representative of the holders of the 12% Subordinated Secured Convertible Notes due 2015 (the "Promissory Notes"), and each of the holders of the Promissory Notes, the 12% Senior Subordinated Promissory Notes due 2013 (the "Senior Subordinated Notes") and the 2013 Notes (the "Fifth Omnibus Amendment"), which amends and modifies the terms of the Promissory Notes, the Senior Subordinated Notes and the Security Agreements (as defined in the Fifth Omnibus Amendment) to permit the issuance of the 2013 Notes, subordinate the liens securing the Promissory Notes to the 2013 Notes, and make the Senior Subordinated Notes and the 2013 Notes rank pari passu with one another.

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $72,000 at March 31, 2013 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2012, including the Citigroup Pension Liability Index, which at September 30, 2012 was 3.94%. Based on this review, we used a 3.94% discount rate for determining the ESCP liability at September 30, 2012. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of March 31, 2013, $1.2 million has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation attributable to continuing operations for the 26-week periods ended March 31, 2013 and April 1, 2012 was $300,000 and $330,000, respectively, and was attributable to the following:

	26 Weeks Ended March 31, 2013	26 Weeks Ended April 1, 2012
Cost of revenues	$-	$-
General and administrative expense	300,000	330,000

	$300,000	$330,000

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

For the 26-week period ended March 31, 2013, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $48,000 in the 26-week period ended March 31, 2013. The Company granted options to purchase 2,825,000 shares of common stock in the 13-week and 26-week period ended March 31, 2013. The Company granted options to purchase 40,000 and 1,228,000 shares of common stock in the 13-week and 26-week periods ended April 1, 2012, respectively.

At March 31, 2012, the total compensation costs related to non-vested option awards not yet recognized was $352,000.  The weighted-average remaining vesting period of non-vested options at March 31, 2013 was 0.7 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by the rule and regulations of the Securities and Exchange Commission, we are not required to provide this information.

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

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we identified potential improvements to our internal controls over financial reporting, including some that we implemented in the first and second quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During Fiscal 2012, we also commenced, but had not yet completed by March 31, 2013, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We completed our ISO-9001 re-certification in June 2012 following consummation of the Thermal Imaging Asset Sale. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, the Company has identified the following additional risk factors:

As a result of the discontinuation of our Government Business, we are dependent on our cyber-security business.

   As a result of the discontinuance of our Government Business on March 19, 2013, we are now dependent on our cyber security business for future revenue growth.  No assurances can be given that our cyber security business will be successful, or if successful, that we will derive sufficient revenue to generate positive cash flow from operations.

We currently are under audit of final indirect rates related to fiscal years 2005 through 2012, related to our legacy government businesses.

   We are currently under audit by the Defense Contract Audit Agency (“DCAA”) for our final indirect rate submissions for fiscal years 2005 through 2012.  We believe the indirect costs have been properly recorded for the outstanding audit years.  If the outcome of the outstanding audits results in unfavorable adjustments, there could be a material adverse effect on our results of operation and cash flow.

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

3.2	By-laws, as amended and currently in effect (10)
10.1	Form of 2013 Note (11)
10.2	Fifth Omnibus Amendment (12)
10.3	Sixth Omnibus Amendment (13)
10.4	Form of Senior Subordinated Secured Convertible Promissory Note (14)
10.5	Form of Warrant (15)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
(10)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on February 14, 2013.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the SEC on February 14, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.

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

ISC8 INC.

(Registrant)

Date: May 14, 2013	By:	/s/ John Vong
John Vong
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)