Form 10-Q
period 2013-06-30
ISC8 INC. /DE
filed 2013-08-14
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-8402

ISC8 INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 Kalmus Dr., Suite A-203,
Costa Mesa, California 92626
(Address of Principal Executive Offices) (Zip Code)
                                  (714) 444-8753
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

As of August 13, 2013, there were 175,310,027 shares of common stock outstanding.

ISC8 INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JUNE 30, 2013

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “ISC8,” “Irvine Sensors,” the “Company,” “we,” “us,” “our” and similar references to refer to ISC8 Inc. and its subsidiaries. ISC8®, ISC8[secure]®, Irvine Sensors®, Cyber adAPT®, NetFalcon®, NetControl™, Neo-Chip™, Neo-Stack®, Neo-Layer™, TOWHAWK®, Novalog™, Vault®, Eagle™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Safe Harbor Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended September 30, 2012, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov, our website at www.isc8.com, or upon written request to our Investor Relations Department at 151 Kalmus Dr., Suite A-203, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

-i-

ISC8 INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	September 30,
	2013 (1)	2012 (1)
Assets
Current assets:
Cash and cash equivalents	$146,000	$1,738,000
Accounts receivable, net	127,000	-
Notes receivable	200,000	1,200,000
Prepaid expenses and other current assets	288,000	59,000
Current assets from discontinued operations	726,000	1,048,000
Total current assets	1,487,000	4,045,000
Restricted cash	75,000	-
Property and equipment, net	326,000	121,000
Deferred financing costs	883,000	963,000
Goodwill	393,000	-
Intangible assets, net	820,000	8,000
Deposits	64,000	63,000
Non-current assets from discontinued operations	100,000	941,000
Total assets	$4,148,000	$6,141,000
Liabilities, Non-Controlling Interest, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,498,000	$604,000
Accrued expenses	2,882,000	2,203,000
Deferred revenue	354,000	-
Senior secured revolving credit facility, net of discount	4,820,000	4,567,000
Senior subordinated secured convertible promissory notes, net of discount	-	1,119,000
Senior subordinated secured convertible 2013 Notes, net of discount	10,927,000	-
Senior subordinated secured promissory notes	5,233,000	4,790,000
Subordinated secured convertible promissory notes, net of discount	1,191,000	-
Other current liabilities	23,000	34,000
Current liabilities from discontinued operations	905,000	819,000
Total current liabilities	27,833,000	14,136,000
Subordinated secured convertible promissory notes, net of discount	6,751,000	6,470,000
Derivative liability	14,286,000	19,925,000
Executive Salary Continuation Plan liability	974,000	975,000
Other liabilities	50,000	65,000
Total liabilities	49,894,000	41,571,000
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 900 shares issued and outstanding as of June 30, 2013 and September 30, 2012 (2); liquidation preference of $866,000 and $926,000 as of June 30, 2013 and September 30, 2012, respectively	-	-
Common stock, $0.01 par value, 800,000,000 shares authorized, 175,312,000 and 131,559,000 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively(3)	1,753,000	1,316,000
Additional paid-in capital	179,328,000	174,157,000
Accumulated other comprehensive loss	(181,000)	-
Accumulated deficit	(226,970,000)	(211,227,000)
ISC8 stockholders’ deficit	(46,070,000)	(35,754,000)
Non-controlling interest	324,000	324,000
Total stockholders’ deficit	(45,746,000)	(35,430,000)
Total liabilities, non-controlling interest, and stockholders’ deficit	$4,148,000	$6,141,000

(1)
The condensed consolidated balance sheet as of September 30, 2012 has been derived from the audited consolidated financial statement included in the Company’s 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

(2)	The number of preferred stock issued and outstanding are rounded to the nearest hundred (100).
(3)	The number of shares of common stock issued and outstanding are rounded to the nearest one thousand (1000).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013 (1)	July 1, 2012 (1) (2)	June 30, 2013 (1)	July 1, 2012 (1) (2)
Revenues	$172,000	$-	$368,000	$-
Cost of revenues	44,000	-	125,000	-
Gross profit	128,000	-	243,000	-
Operating expenses:
General and administrative expense	1,707,000	968,000	5,998,000	3,174,000
Research and development expense	2,378,000	1,330,000	5,842,000	4,280,000
Total operating expenses	4,085,000	2,298,000	11,840,000	7,454,000
Operating Loss	(3,957,000)	(2,298,000)	(11,597,000)	(7,454,000)
Interest and other (income) expense
Interest expense	4,097,000	1,508,000	9,890,000	4,648,000
(Gain) loss from change in fair value of derivative liability	(4,404,000)	(12,051,000)	(8,885,000)	4,419,000
Other (income) expense, net	4,000	(11,000)	66,000	(14,000)
Total interest and other (income) expenses	(303,000)	(10,554,000)	1,071,000	9,053,000
Income (loss) from continuing operations before provision for income taxes	(3,654,000)	8,256,000	(12,668,000)	(16,507,000)
Provision for income taxes	-	-	(3,000)	(3,000)
Income (loss) from continuing operations	(3,654,000)	8,256,000	(12,671,000)	(16,510,000)
Loss from discontinued operations (net of $0 tax)	(64,000)	(1,317,000)	(3,072,000)	(3,876,000)
Gain (loss) on disposal of discontinued operations (net of $0 tax)	(270,000)	-	-	7,748,000
Net income (loss) from discontinued operations (net of $0 tax)	(334,000)	(1,317,000)	(3,072,000)	3,872,000
Net income (loss)	$(3,988,000)	$6,939,000	$(15,743,000)	$(12,638,000)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.07	$(0.08)	$(0.14)
Income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.02)	$0.03
Basic net income (loss) per share	$(0.02)	$0.06	$(0.10)	$(0.11)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.02	$(0.08)	$(0.14)
Income (loss) from discontinued operations	$(0.00)	$(0.00)	$(0.02)	$0.03
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.10)	$(0.11)
Weighted average number of common shares outstanding, basic	176,531,500	125,865,300	157,098,400	119,539,400
Weighted average number of common shares outstanding, diluted	176,531,500	364,002,900	157,098,400	119,539,400

(1)
In March 2013, the Company ceased operations of its Government Business, and in January 2012 the Company ceased operations of its thermal imaging products business (the “Thermal Imaging Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of operations related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

(2)
On June 28, 2013, the Company changed its fiscal year end-date from the last Sunday of September to September 30. Accordingly, the Company's third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.   The Company did not change its prior period presentation to reflect the change in fiscal year, as the difference is immaterial.  See Note 1.

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012 (1)	June 30, 2013	July 1, 2012 (1)
Net income (loss)	$(3,988,000)	$6,939,000	$(15,743,000)	$(12,638,000)
Other comprehensive loss before tax from continuing operations:
Foreign currency translation adjustments, net of $0 tax	(44,000)	-	(181,000)	-
Comprehensive loss attributable to ISC8	$(4,032,000)	$6,939,000	$(15,924,000)	$(12,638,000)

(1)
On June 28, 2013, the Company changed its fiscal year end-date from the last Sunday of September to September 30, 2013. Accordingly, the Company's third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.   The Company did not change its prior period presentation to reflect the change in fiscal year, as the difference is immaterial.  See Note 1.

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30, 2013 (1)	July 1, 2012 (1) (2)
Cash flows from operating activities:
Net loss	$(15,743,000)	$(12,638,000)
Add: loss (income) from discontinued operations (net of $0 tax)	3,072,000	(3,872,000)
Loss from continuing operations	(12,671,000)	(16,510,000)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	254,000	34,000
Non-cash interest expense	8,516,000	4,003,000
(Gain) loss from changes in fair value of derivative liability	(8,885,000)	4,419,000
Common stock and warrants issued to pay operating expenses	183,000	-
Non-cash stock-based compensation	453,000	471,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(127,000)	-
(Increase) in prepaid expenses and other assets	(138,000)	(136,000)
Increase in accounts payable and accrued expenses	1,638,000	1,164,000
Increase (decrease) in Executive Salary Continuation Plan liability	(1,000)	19,000
Increase in deferred revenue	115,000	-
Net cash used in operating activities	(10,663,000)	(6,536,000)
Cash flows from investing activities:
Property and equipment expenditures	(152,000)	(98,000)
Increase in note receivable from sale of fixed assets	(200,000)	-
Proceeds from sale of Thermal Imaging Business	1,200,000	-
Net cash paid related to acquisition of Bivio	(569,000)	-
Net cash provided by (used in) investing activities	279,000	(98,000)
Cash flows from financing activities:
Proceeds from issuances of debt	10,770,000	-
Proceeds from revolving credit line	-	5,000,000
Proceeds from options and warrants exercised	103,000	246,000
Debt issuance costs paid	(209,000)	(143,000)
Principal payments of notes payable and settlement agreements	(13,000)	(2,727,000)
Principal payments of capital leases	(13,000)	(10,000)
Net cash provided by financing activities	10,638,000	2,366,000
Cash flows from discontinued operations:
Net cash used in operating activities	(1,702,000)	(3,005,000)
Net cash provided by investing activities	62,000	8,198,000
Net cash provided by (used in) discontinued operations	(1,640,000)	5,193,000

Effect of foreign currency translation	(206,000)	-
Net increase (decrease) in cash and cash equivalents	(1,592,000)	925,000
Cash and cash equivalents at beginning of period	1,738,000	2,735,000
Cash and cash equivalents at end of period	$146,000	$3,660,000

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$60,000	$785,000
Conversion of Subordinated Secured Convertible Promissory Notes and accrued interest to common stock	$30,000	$-
Non-cash conversion of 2012 Notes to 2013 Notes, including paid in kind interest	$5,571,000	$-
Common stock issued to pay accrued interest and board fees	$1,444,000	$991,000
Issuance of warrants to acquire Bivio Software assets	$85,000	$-
Senior subordinated secured promissory notes issued to settle accrued interest	$291,000	$394,000
Warrants issued to lending institutions	$1,148,000	$432,000
Supplemental cash flow information:
Cash paid for interest	$455,000	$427,000
Cash paid for income taxes	$3,000	$3,000

(1)
In March 2013, the Company ceased operations of its Government Business, and in January 2012 the Company ceased operations of its thermal imaging products business (the “Thermal Imaging Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the assets and liabilities and results of operations related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

(2)
On June 28, 2013, the Company changed its fiscal year end-date from the last Sunday of September to September 30. Accordingly, the Company's third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.   The Company did not change its prior period presentation to reflect the change in fiscal year, as the difference is immaterial. See Note 1.

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

   The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appears in the audited consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2012 (“Fiscal 2012”), including the risk factors contained therein, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information for the three and nine month periods ended June 30, 2013 and July 1, 2012 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2013, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2013 as compared to the same period ended July 1, 2012.

    The condensed consolidated financial information as of June 30, 2013 included herein is derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 30, 2012.

Description of Business

The Company is actively engaged in the design, development, and sale of cyber-security products and solutions for government and commercial enterprises. The Company provides hardware, software and service offerings for web filtering, deep packet inspection with big data analytics, and malware threat detection for advanced persistent threats (“APTs”).  The Company’s products are installed in nation-wide deployment within the Middle East, and in mobile operators in Europe and Asia Pacific.  The Company is focused on delivering comprehensive security solutions, with strategic emphasis on cybersecurity, in order to provide complete visibility on mission-critical networks, and mitigation of new threats as they emerge.

The Company has a broad global distribution capability through offices in Asia, Middle East, Europe, and the U.S., which work directly with customers and key strategic partners in order to support the Company's customers. In addition, ISC8 offers professional services to help customers deploy advanced services. This service provides design support for cybersecurity solutions, systems integration and configuration, end-to-end testing for system acceptance by the customer, and solution training.

The Company presently offers or will offer products in the following areas:

Cyber Advance Threat Detection. During the last two years, the Company’s cyber-security technology has evolved into the Cyber adAPT® product suite focused on detecting advanced persistent threats (“Advanced Persistent Threats”). The Cyber adAPT® system identifies data exfiltration or modification due to sophisticated attacks by leveraging knowledge of tactics of advanced malware actions across the monitored network.  The Advanced Persistent Threats products have a number of potential government and commercial applications globally, including network and electronic security.  While this product will be generally available in the future, it is currently in limited release.

Cyber Forensic Investigations. The Company’s Cyber NetFalcon® provides long-term tracking of user applications, networks and devices to strengthen cyber-security operation.  Users of this product include but are not limited to commercial enterprises, network operators and government agencies. This product provides the data/information required for forensic examination or incident response upon detection of malicious activity. This product is currently generally available to end users. In addition, NetFalcon® can also be used to augment packet capture devices to help increase the speed of access to critical data.

Web-Filtering for Service Providers. The Company’s Cyber NetControlTM product allows service providers and enterprises to protect their users from accessing inappropriate content on a network-wide or per-user basis.  This product is currently generally available to end users.

Acquisition of Bivio Software

On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon® and the Network Content Control System Business of Bivio Networks, Inc. and certain of its subsidiaries, an international provider of cyber-security solutions and products (“Bivio” or “Bivio Software”).  The purchase price was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase 1,000,000 shares of the Company’s common stock at the lower of $0.12 or the price of a future equity financing (“Bivio Warrant”). In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, and other liabilities related to Bivio Software.

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

   On March 19, 2013, the Company discontinued its government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”), to focus on the Company’s cyber-security business.  ISC8's former Vice Chairman and Chief Strategist, John Carson, who originally founded the Government Business, has formed Irvine Sensors Corporation to continue the Government Business.

   The operations of the Thermal Imaging Business and Government Business are presented as discontinued operations. To provide comparability between the periods, the consolidated financial information for all periods presented has been reclassified to reflect the Company’s results of continuing operations.

Change in Fiscal Year End-Date

On June 28, 2013, the Company’s Board of Directors unanimously approved a change to the Company’s fiscal year end-date from the last Sunday of September to September 30. Accordingly, the Company's third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.  Prior to this change, the Company’s third quarter was scheduled to end on June 30, 2013. The Company did not change its prior period presentation reflecting the current change in fiscal year because the difference is immaterial. Accordingly, all references to three and nine month periods ended June 30, 2013 and July 1, 2012 correctly described the period reported on this Quarterly Report on Form 10-Q.

Summary of Significant Accounting Policies

   There have been no significant changes to the Company’s significant accounting policies during the nine months ended June 30, 2013. See Note 1 to the Company’s consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.

   Revenue – Continuing Operations.  The Company’s cyber-security business derives revenue from three principal sources, hardware, software, and maintenance, as follows:

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

    The Company will continue to recognize revenue from discontinued operations through the end of the subcontract periods on the Subcontracted Contracts.  The Company anticipates all such subcontracts to be completed no later than September 30, 2013.  The revenue recognized from discontinued operations related to Subcontracted Contracts is based on incurred costs plus applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs.  The Company will maintain on its balance sheet certain unbilled revenue related to contracts related to prior fiscal years which are pending the government’s evaluation and audit of final indirect rates.  The Company will continue to review the estimates of costs to complete contracts on the Subcontracted Contracts on a monthly basis, until the subcontracts are complete.  If a contract overrun is anticipated as a result of that review, the Company will record an accrual for the anticipated overrun and record a charge to earnings in the period in which the anticipated loss is first identified.

Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, ISC8 Europe Limited, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation. As of and for the period ended June 30, 2013, ISC8 Europe Limited was the only Company subsidiary with operations, assets, separate employees, and facilities. As of and for the period ended June 30, 2013, ISC8 Europe Limited’s operations and assets were immaterial to the overall consolidated financial statements. All significant intercompany transactions and balances were eliminated in the consolidation.

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

Goodwill and Other Intangible Assets.  The Company acquired goodwill as a result of its purchase of Bivio Software.  As a result, the Company tested goodwill for impairment at the end of the third fiscal quarter ended June 30,2013.  The Company’s annual test date is at the end of the third fiscal quarter, however it will also test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  Goodwill impairment testing is performed as a single reporting unit.

The Company has two approaches to evaluate the impairment of goodwill.  The first approach is a qualitative assessment.  The Company accumulates the relevant events and circumstances for each reporting unit subject to the qualitative assessment.  If the Company determines it is more likely than not that the fair value is higher than the carrying value, no additional evaluation is necessary. If the goodwill evaluation does not pass the step zero assessment, the Company is required to use the quantitative measurement of the fair value of the reporting unit. Under this approach, the first step of the impairment test involves comparing the fair values of the single reporting unit with its carrying value.  If the carrying amount of the single reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the single reporting unit’s goodwill with the carrying value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Based on the results of the Company’s qualitative assessment, the Company does not believe its goodwill or intangible assets to be impaired as of June 30, 2013.

Intangible assets with definite lives at June 30, 2013 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software or developed internally.  These assets are amortized on a straight-line basis over their estimated useful lives. The Company will test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  There was no impairment to the Company’s definite lived intangible assets as of June 30, 2013.

Deferred Costs. Financing costs associated with the Company's debt issuances are capitalized as deferred costs and amortized using straight line amortization as interest expense over the debt period, which approximates the effective interest method due to the short term of the instrument.

Derivatives. A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (the “Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing Embedded Derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value using the Binomial Lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or Embedded Derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security or the terms of the underlying instrument becoming fixed.

Deferred Compensation. The Company has a deferred compensation plan, the Executive Salary Continuation Plan Liability (the “ESCP”), for key employees. Presently, two of the Company’s retired executives are receiving benefits aggregating $184,700 per annum under the ESCP and is considered a current liability which is included in accrued expenses in the attached Condensed Consolidated Balance Sheets. The remaining long term portion is held under the ESCP Liability.

Foreign Currency Translation. Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses resulting from foreign currency transactions are included in other income (expense) in the Condensed Consolidated Statements of Operations.

Income (Loss) Per Share. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share are calculated utilizing the treasury stock method for options and warrants, and the if-converted method for convertible instruments.  Under this method the weighted average number of common shares is adjusted for common stock issuable upon exercise of stock options, warrants, and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock awards exercise price is lower than the Company's average share price for the period.  Since the Company incurred a net loss for the three and nine months ended June 30, 2013 basic and diluted loss per share were the same. Inclusion of such awards would be anti-dilutive. See Note 10.

    Subsequent Events. Management evaluated events subsequent to June 30, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. See Note 17.

Note 2 – Notes Receivable

On June 21, 2013, the Company sold assets associated with the discontinued Government Business (see Note 15) and received as consideration a one-year note for $200,000 payable quarterly at an interest rate of prime plus 2% per annum. The first quarterly payment of the note is due on September 30, 2013. Under the terms of the Senior Revolving Credit Facility with PFG, the proceeds from this note receivable will be used to reduce the outstanding balance under the Senior Revolving Credit Facility.  This note is entered into with Irvine Sensors Corporation, whose Chief Executive Officer is ISC8’s former Vice Chairman and Chief Strategist, John Carson.

On January 31, 2012, the Company sold its Thermal Imaging Business (see Note 1) and as of September 30, 2013, had a balance of $1.2 million as the final receivable associated with the sale. On February 1, 2013, the final payment against this receivable was received.

Note 3 – Restricted Cash

On May 23, 2013, the Company obtained a letter of credit as part of the new operating lease requirement (the “lease”) to its new facility in Plano, Texas. To establish a letter of credit, the Company’s bank required a deposit of $75,000 in an escrow account, which has been classified as restricted cash in the accompanying condensed consolidated balance sheet. The lease allows the Company to reduce the amount held in escrow when certain financial milestones are met.

Note 4 – Recent Accounting Standards

Recent Accounting Pronouncements.   In July 2013, the FASB issued ASU No 2013-11, Income Taxes. This amendment clarifies ASC Topic 740 Income Taxes by explicitly providing guidance on the financial statement presentation of an unrecognized tax benefit (“UTB”) when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. Prior to ASU No 2013-11, there was diversity in the presentation of the UTB. ASU No 2013-11 requires the Company to present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the UTB and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  The amendments in this update do not require new recurring disclosures. ASU No 2013-11 is effective for fiscal year and interim periods within those years beginning after December 15, 2013 and early adoption is permitted.  ASU No 2013-11 is applied prospectively to all UTBs that exist at the effective date. The adoption of the accounting principles of this update is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

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

Note 5 – Going Concern

    The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the current and previous fiscal years.  The Company had approximately $146,000 of cash on hand as of June 30, 2013.  The Company’s operating expenses during the quarter ended June 30, 2013 was approximately $4,085,000.  The Company expects that it will need to raise significant additional capital to continue as a going concern.

         For the three and nine months ended June 30, 2013, the Company’s loss from continuing operations was $3.7 million and $12.7 million respectively, as compared to the Company’s income from continuing operations for the three months ended July 1, 2012 of $8.3 million and the Company’s loss from continuing operations for the nine months ended July 1, 2012 of $16.5 million.  As of June 30, 2013 the Company had negative working capital and stockholders’ deficit of approximately $26.3 million and $45.7 million respectively, and as of September 30, 2012, the Company had negative working capital and stockholders’ deficit of $10.1 million and $35.4 million, respectively.

    Management believes that the Company’s losses in recent years have been primarily the result of increased research and development expenditures related to the cyber technology, and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, which is considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of June 30, 2013. Through June 30, 2013, the Company expended substantially all of the cash obtained from the Thermal Imaging Sale, the Revolving Credit Facility (defined below), and 2013 Notes (see Note 7) to fund our operations.

    Management is currently focused on seeking additional capital to fund operations and on managing costs in line with estimated future revenues, including contingencies for cost reductions if projected revenues are not fully realized.  However, there can be no assurance that the Company will be able to obtain additional working capital, or that anticipated revenues will be realized.  In the event the Company is unable to raise additional funds to meet its continuing obligations on a timely basis, or at all, or the Company is unable to meet existing debt obligations, a default and acceleration of debt maturity could result, which could materially and adversely affect the Company’s business and financial condition, and ultimately challenge the Company’s ability to continue as a going concern.

    The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying values of goodwill for the nine months ended June 30, 2013 are described below:

	September 30, 2012	Acquisitions	June 30, 2013
Goodwill	$-	$393,000	$393,000

During the nine months ended June 30, 2013, goodwill was established through the acquisition of Bivio Software (See Note 11). No other acquisitions were made during the period. The Company performed the annual goodwill impairment test during the third fiscal quarter ended June 30, 2013. Through the impairment analysis, the Company determined that no impairment was necessary at this time. As stated in Note 1, the Company will continue to evaluate whether any future periods require interim analysis.

Additionally, in connection with the Bivio Software acquisition on October 12, 2012 (See Note 11), the Company recorded $900,000 of intangible assets related to customer relationships, tradename, and software technology. The Company is amortizing the customer relationships over 5 years, the tradename over 10 years, and the software technology over 7 years. The Company also performed the annual impairment test during the fiscal quarter ended June 30, 2013 relating to these intangible assets and determined that no impairment was necessary at this time.

The Company’s definite-lived intangible assets are summarized as follows:

	June 30, 2013
	Customer Relationships	Tradename	Software Technology	Total
Gross carrying amount	$100,000	$300,000	$520,000	$920,000
Accumulated amortization	(14,000)	(22,000)	(64,000)	(100,000)
Net intangible assets	$86,000	$278,000	$456,000	$820,000

	September 30, 2012
	Customer Relationships	Tradename	Software Technology	Total
Gross carrying amount	$-	$-	$20,000	$20,000
Accumulated amortization	-	-	(12,000)	(12,000)
Net intangible assets	$-	$-	$8,000	$8,000

Note 7 — Debt Instruments

As of June 30, 2013, the Company had the following outstanding debt instruments:

	Principal balance at issuance date	Principal balance at June 30, 2013	Unamortized Debt Discount balance at June 30, 2013	Net Balance
Senior Secured Revolving Credit Facility	$5,000,000	$5,000,000	$(180,000)	$4,820,000
Senior Subordinated Secured Convertible Promissory 2013 Notes	11,923,000	11,923,000	(996,000)	10,927,000
Senior Subordinated Secured Promissory Notes	4,000,000	5,233,000	-	5,233,000
Subordinated Secured Convertible Promissory Notes	15,051,200	16,092,000	(8,150,000)	7,942,000

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

The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the loan accrues at the rate of 12% per annum, payable monthly, with the principal balance payable on the Maturity Date. Both Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) have unconditionally guaranteed repayment of $2,000,000 of the Company’s monetary obligations under the Loan Agreement with PFG, and are jointly and severally responsible.  See Note 17 for a further discussion regarding this unconditional guarantee.

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

As of June 30, 2013, the Company was not in compliance with the financial covenants in the Loan Agreement and Revolving Credit Facility. On August 21, 2012, the Company and PFG entered into a Forbearance, Limited Waiver and Consent under Loan Agreement (the “Waiver”) by which, subject to certain terms and conditions, PFG waived that default and consented to other actions taken or to be taken by the Company, including the issuance of securities to finance the acquisition of Bivio. The Company agreed to pay to PFG a $30,000 fee and issue to PFG warrants to purchase 2,045,455 shares of common stock (the “Waiver Warrants”). The exercise price of the Waiver Warrants was equal to the lower of the Next Equity Financing Effective Price ("NEFEP") or $0.11 per share.

The Waiver, by its terms, expired on September 30, 2012.  As of September 28, 2012, in light of the Company’s continuing non-compliance with the financial covenants in the Loan Agreement, the Company and PFG entered into an Extension of Forbearance under Loan and Security Agreement (the “Forbearance Extension”), pursuant to which the Company agreed to issue to PFG warrants exercisable for 2,045,455 shares of the Company’s common stock per extension with an exercise price equal to the lower of the NEFEP or $0.11.  The table below summarized the various Forbearance Extensions along with the warrants issued to PFG.
Forbearance	Extension Through Date	Exercise Price per share	Exercisable Share
Waiver	September 30, 2012	Lower of NEFEP or $0.11	2,045,455
Forbearance Extension	October 31, 2012	Lower of NEFEP or $0.11	2,045,455
Second Forbearance Extension	December 15, 2012	Lower of NEFEP or $0.11	2,045,455
Third Forbearance Extension	January 31, 2013	Lower of NEFEP or $0.11	2,045,455
Fourth Forbearance Extension	February 28, 2013	Lower of NEFEP or $0.11	2,045,455
Fifth Forbearance Extension	March 31, 2013	Lower of NEFEP or $0.11	2,045,455
Sixth Forbearance Extension	April 30, 2013	Lower of NEFEP or $0.11	2,045,455
Seventh Forbearance Extension	May 31, 2013	Lower of NEFEP or $0.11	2,045,455
Eighth Forbearance Extension	June 30, 2013	Lower of NEFEP or $0.11	2,045,455
Total			18,409,095

As of June 30, 2013, no shares have been exercised by PFG related to any of the shares issuable under the warrants related to the forbearance extensions.

Senior Subordinated Secured Convertible 2012 Notes

Effective as of September 28, 2012, the Company issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible Promissory Notes due November 30, 2012 in the aggregate principal amount of $1.2 million (the “2012 Notes”). The 2012 Notes are convertible at $0.12 per share, or the price of shares sold by the Company to one or more investors and raising gross proceeds to the Company of at least $1.0 million. Through the end of January 2013, the Company issued an additional $4.2 million of the 2012 Notes.  Since the conversion price was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $237,000 as a derivative liability and related debt discount.

Senior Subordinated Secured Convertible 2013 Notes

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

As of August 13, 2013, the holders of the 2013 Notes were entitled to 39,597,000 shares of the Company’s common stock, of which the Company issued 21,079,000 shares with a value recorded to additional paid in capital of $2.2 million. All 2012 Notes outstanding in the principal balance of $5.4 million as well as $0.2 million in paid-in-kind interest were cancelled and exchanged by each investor for 2013 Notes.

   During the three months ended June 30, 2013, J.P. Turner & Company, L.L.C. (the "Placement Agent") raised $2.5 million under the 2013 Notes.  The Placement Agent received (i) cash commissions totaling $285,000, representing 15% of the gross proceeds (ii) an expense allowance of $55,300, representing 3% of the gross proceeds, and (iii) warrants to purchase up to 257,440 shares of common stock of the Company for $0.09 per share.  The proceeds were used to fund the Company’s operations.

The maturity date of the 2013 Notes, including those placed by the Placement Agent discussed above, is the earlier of 6 months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to the Company in excess of $5.0 million (a “Qualified Financing”). However, the Holders may, at any time, convert the outstanding principal balance of their respective 2013 Notes into shares of the Company's common stock at a conversion price equal to $0.12 per share.  Further, within fifteen (15) business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  Since the conversion price was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $2.1 million as a derivative liability and related debt discount. During the nine month period ended June 30, 2013 the Company issued 2013 Notes in the amount of $11.9 million, inclusive of cancellation and exchange of the 2012 Notes.

As of August 13, 2013 the Company has issued $15.3 million of the $20.0 aggregate amount of 2013 Notes, inclusive of cancellation and exchange of the 2012 Notes.

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due July 31, 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. The owners of the Senior Subordinated Notes have not demanded payment as of June 30, 2013 and through the date of the filing of these financial statements with the Securities and Exchange Commission.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at June 30, 2013 was $5.2 million.

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

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of Common stock, with the price per share calculated based on the weighted average price of the Common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During the nine month period ended June 30, 2013, the Company paid approximately $1.4 million of interest costs in the form of 13,821,000 shares of common stock. The principal and accrued, but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the conversion of the Subordinated Notes into Common stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common stock is $0.25 or greater for 30 consecutive trading days. As of June 30, 2013, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

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

 As a result of the issuances of Subordinated Notes, including the 2013 Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at June 30, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the nine month period ended June 30, 2013, approximately $30,000 in principal of Subordinated Notes was converted into approximately 438,000 shares of common stock.  The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at June 30, 2013 was $7.9 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

                 Fifth and Sixth Omnibus Amendment

     The Company entered into a Fifth Omnibus Amendment, dated as of February 12, 2013, with Costa Brava (the “Fifth Omnibus Amendment”), and the Sixth Omnibus dated as of April 22, 2013 (the “Sixth Omnibus”) with the representative of the holders of the 12% Subordinated Secured Convertible Notes due 2015 (the "Promissory Notes"), and each of the holders of the Promissory Notes, the 12% Senior Subordinated Promissory Notes due 2013 (the "Senior Subordinated Notes") and the 2013 Notes, which amends and modifies the terms of the Promissory Notes, the Senior Subordinated Notes and the Security Agreements (as defined in the Fifth Omnibus Amendment) to permit the issuance of the 2013 Notes, subordinate the liens securing the Promissory Notes to the 2013 Notes, and make the Senior Subordinated Notes and the 2013 Notes rank pari passu with one another.  Costa Brava is the Company's largest stockholder and one of its largest creditors.

    See Note 17 for a discussion of omnibus amendments that took place after June 30, 2013.

            Derivative Liability

           Certain instruments, including debt and warrants, contain provisions that adjust the conversion or exercise price in the event of certain dilutive issuances of securities, or exercise/conversion prices that are not fixed.  These provisions required the Company to book a derivative liability upon issuance and re-measured the fair value of the derivative liability to be $14,286,000 as of June 30, 2013 and $19,925,000 as of September 30, 2012.

The Company estimated the fair value of the derivative liability using the Binomial Lattice pricing model with the following significant inputs, as outlined below, to estimate the fair value of the derivative liability as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Risk free interest rate	0.47%	0.35%
Expected volatility	74.8%	92.78%
Expected dividends	None	None

Note 8 — Preferred Stock

In Fiscal 2010, the Company sold and issued an aggregate of 3,490 Series B convertible preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. Each share is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. Only 900 shares of Preferred Stock Units were outstanding as of June 30, 2013 and September 30, 2012, respectively, with a liquidation preference of $866,000 and $926,000 as of June 30, 2013 and September 30, 2012, respectively. These shares were convertible into approximately 1,800,000 shares of the Company’s common stock.

Note 9 — Common Stock Warrants, Stock Options, and Employee Stock Benefit Plan

Common Stock Warrants. As of June 30, 2013, warrants to purchase a total of 44,737,000 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.16 per share and exercise prices ranging from $0.09 per share to $0.55 per share. As of September 30, 2012, warrants to purchase a total of 28,416,000 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.21 per share and exercise prices ranging from $0.07 per share to $13.00 per share.

Stock Options.  As of June 30, 2013, the Company had 51.0 million options outstanding with a weighted average exercise price of $0.21, and 41.4 million options exercisable with a weighted average exercise price of $0.23.   During the nine months ended June 30, 2013, there were 4.7 million options granted and 1.1 million options exercised. As of September 30, 2012, the Company had 54.8 million options outstanding with a weighted average exercise price of $0.24, and 34.5 million options exercisable with a weighted average exercise price of $0.31.  The unvested options outstanding and options exercisable had no aggregate intrinsic value as of June 30, 2013, as compared to a value of $115,000 and $297,000, respectively as of September 30, 2012.  At June 30, 2013, the total compensation costs related to non-vested option awards not yet recognized was $654,000.  The weighted-average remaining vesting period of non-vested options at June 30, 2013 was 0.9 years.

       Employee Stock Benefit Plan.    The Company has established an employee retirement plan (the “ESBP”). This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll.  As of June 30, 2013, the Company has not made any contributions to the SBT related to Fiscal 2013.  Relating to Fiscal 2012 the Company made a contribution of 6.0 million shares of common stock with an estimated market value of $600,000 to the SBT.

Note 10 — Net Income (Loss) per Share

          Basic net income (loss) per common share attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to the Company, utilizing the treasury method for options and warrants, and the if-converted method for convertible instruments, is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options, convertible debts, warrants, and other commitments to issue common shares in periods in which they have a dilutive effect and when the stock awards exercise price is lower than the Company’s average share price for the period.

          The Company incurred a net loss for the three and nine months ended June 30, 2013, basic and diluted loss per share were the same because the inclusion of potential common shares, related to outstanding stock options, warrants, and convertible debt in the computation of diluted net loss per share would have been anti-dilutive.  Since the three months ended July 1, 2012 had earnings, the diluted earnings per share was calculated by excluding 27,583,000 shares related to stock options, 10,198,000 shares related to warrants, 1,980,000 shares related to convertible preferred shares to purchase a total of 39,761,000 shares of the Company’s common stock where the exercise price were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic Net Income (Loss) Numerator:
Income (loss) from continuing operations	$(3,654,000)	$8,256,000	$(12,671,000)	$(16,510,000)
Loss from discontinued operations	(64,000)	(1,317,000)	(3,072,000)	(3,876,000)
Gain (loss) on disposal of discontinued operations (net of $0 tax)	(270,000)	-	-	7,748,000
Net income (loss)	$(3,988,000)	$6,939,000	$(15,743,000)	$(12,638,000)
Diluted Net Income (Loss) Numerator:
Income (loss) from continuing operations	$(3,654,000)	$8,256,000	$(12,671,000)	$(16,510,000)
Interest on convertible debt	-	1,058,000
Loss from discontinued operations	(64,000)	(1,317,000)	(3,072,000)	(3,876,000)
Gain (loss) on disposal of discontinued operations (net of $0 tax)	(270,000)	-	-	7,748,000
Net income (Loss)	$(3,988,000)	$7,997,000	$(15,743,000)	$(12,638,000)
Net Income (loss) Denominator:
Weighted average number of common shares outstanding, basic	176,531,500	125,865,300	157,098,400	119,539,400
Weighted average number of common shares outstanding, diluted	176,531,500	364,002,900	157,098,400	119,539,400
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.07	$(0.08)	$(0.14)
Income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.02)	$0.03
Basic income (loss) per share	$(0.02)	$0.06	$(0.10)	$(0.11)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.02	$(0.08)	$(0.14)
Income (loss) from discontinued operations	$(0.00)	$(0.00)	$(0.02)	$0.03
Diluted income (loss) per share	$(0.02)	$0.02	$(0.10)	$(0.11)

Note 11 — Bivio Acquisition

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

The purchase price is allocated between the tangible and intangible assets and assumed liabilities based on their estimated fair values at October 12, 2012. Based on the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is allocated as follows:

Tangible Current Assets	$142,000
Tangible Non-Current Assets	48,000
Liabilities assumed	(798,000)
Amortizable intangible assets	900,000
Goodwill	393,000
Total fair value of net assets acquired	$685,000

The following table presents amortizable intangible assets acquired and their amortization periods:

	Estimated	Amortization
	fair value	period
Customer relationships	$100,000	5.0 years
Trade name	300,000	10.0 years
Software	500,000	7.0 years
Total	$900,000

Note 12 — Customer Concentrations

The following represents customers providing 10 percent or more of the Company’s continuing revenue for the three and nine months ended June 30, 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013		2013
Total revenues	$172,000	100%	$368,000	100%
Customer concentrations
Customer A	$80,000	46%	$80,000	22%
Customer B	50,000	29%	154,000	42%
Customer C	42,000	24%	119,000	32%
Total	$172,000	100%	$353,000	96%

Note 13 — Commitments and Contingencies

Please refer to Note 11 of the notes to Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 28, 2012 (the “2012 Annual Report”) for information relating to minimum rental payments under operating, capital leases and other commitments.

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 14 — Fair Value Measurements

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the nine months ended June 30, 2013. Financial liabilities carried at fair value as of June 30, 2013 on a recurring basis are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$14,286,000	$14,286,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended June 30, 2013:
	September 30, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations (gain)/loss	June 30, 2013
Derivative liabilities	$19,925,000	$3,246,000	$(8,885,000)	$14,286,000

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

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Assets Measured at Fair Value on a Non-Recurring Basis. The Company’s goodwill, intangibles, and other purchased intangible assets may be measured at fair value on a non-recurring basis.  These assets are measured at cost but are written down to fair value if they are impaired.  As of June 30, 2013, the Company’s goodwill, intangibles and other purchased intangibles were not impaired, and therefore were not measured at fair value.

Fair Value of Financial Instruments. The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheet at fair value on either a recurring or non-recurring basis as follows:

	June 30, 2013		September 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$146,000	$146,000	$1,738,000	$1,738,000	1
Accounts Receivable, net	$127,000	$127,000	$-	$-	2
Accounts Payable	$1,498,000	$1,498,000	$604,000	$604,000	2

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and approximated fair value due to their short-term nature.

Note 15 — Discontinued Operations

Sale of Thermal Imaging Business.

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business is classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business:

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012

Total revenues	$-	$-	$-	$1,982,000
Cost and expenses
Cost of revenues	-	-	-	1,809,000
General and administrative expense	-	-	-	87,000
Research and development expense	-	-	-	574,000
Total costs and expenses	-	-	-	2,470,000
Loss from operations	-	-	-	(488,000)
Gain on disposal (net of $0 tax)	-	-	-	7,748,000
Net (loss) from discontinued operations (net of $0 tax)	$-	$-	$-	$7,260,000

    Cessation of Government Business

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

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012

Total revenues	$605,000	$933,000	$2,119,000	$3,432,000
Cost of revenues	500,000	1,569,000	3,106,000	2,495,000
General and administrative expense	231,000	194,000	1,113,000	3,032,000
Research and development expense	(62,000)	487,000	702,000	1,293,000
Total costs and expenses	669,000	2,250,000	4,921,000	6,820,000
(Loss) on disposal of assets	(270,000)	-	(270,000)	-
Net (loss) from discontinued operations (net of $0 tax)	$(334,000)	$(1,317,000)	$(3,072,000)	$(3,388,000)

    Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Government Business as of June 30, 2013 and September 30, 2012:
	June 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Accounts receivable, net	$153,000	$445,000
Unbilled revenues on uncompleted contracts	562,000	549,000
Prepaid expenses and other current assets	11,000	54,000
Current assets of discontinued operations	$726,000	$1,048,000
Property and equipment, net	$64,000	$824,000
Other assets	36,000	117,000
Non-current assets of discontinued operations	$100,000	$941,000
Accounts payable	$256,000	$211,000
Accrued expenses	508,000	311,000
Advance billings on uncompleted contracts	141,000	297,000
Current liabilities from discontinued operations	$905,000	$819,000

 Note 16 — Non-Controlling Interest in Subsidiaries

The Company’s non-controlling interest as of June 30, 2013 and September 30, 2012 totaling $324,000 represented individual investors’ 4% interest in Novalog, 2% interest in MSI, 19% interest in RedHawk, and 5% interest iNetWorks.  For the three months and nine months ended June 30, 2013 and July 1, 2012, Novalog, MSI, RedHawk, and iNetWorks did not have any activities.

Note 17 – Subsequent Events

Seventh Omnibus Amendment and Intercreditor Agreement

On August 7, 2013 we entered into the Seventh Omnibus Amendment with Costa Brava, which amends and modifies the terms of certain of the Promissory Notes and the Security Agreement, to permit the issuance of, among other promissory notes, the 2013 Notes, subordinate the liens securing certain promissory notes to the Promissory Notes, and to make the Promissory Notes and certain senior subordinated notes, including the 2013 Notes, rank pari passu with one another upon a liquidation of our assets. Costa Brava is our largest stockholder and one of our largest creditors.

Also on August 7, 2013, the Company and certain accredited investors participating in the offering of Notes and Warrants described below entered into an Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which such investors agreed to subordinate the liens securing such Notes to the July 30 Notes, and make the July 30 Notes and the 2013 Notes rank pari passu with one another upon a liquidation of the Company.

Forbearance

On July 1, 2013, the Company entered into a Ninth Extension of Forbearance under Loan and Security Agreement with PFG (“Ninth Forbearance”).  The Ninth Forbearance extends the period through which PFG agrees to forbear from exercising its rights and remedies as a result of the Company’s default of certain covenant terms to the earlier of, among other events:

•	A default under the Loan Agreement;
•	August 2, 2013 if $3.0 million is not received from the sale of convertible debt or equity securities; or
•	September 20, 2013 if the Company does not receive $3.5 million in proceeds from the sale of convertible debt or equity securities.

provided, however, such date shall be accelerated or extended in increments of one calendar week for each $250,000 increment by which such financing falls short (or exceeds) $3.5 million in proceeds from the sale of convertible debt or equity securities.

The Company consummated the Offering, as defined below, resulting in the extension of the period for which PFG has agreed to forbear from exercising its rights and remedies to at least September 20, 2013.

In connection with this forbearance, the Company agreed to pay PFG a forbearance fee in cash in the amount of 12.5% of the gross proceeds times 0.077%, as well as warrants with an exercise price of $0.01, to purchase that number of shares that would be equal to 12.5% of the gross proceeds of the sale of convertible debt or equity securities, multiplied by 3.97.  Both the cash payment and the warrants are issuable upon the earlier of closing of a financing or December 31, 2013.

Debt Issuances

During July and August 2013, the Company consummated an offering ("Offering") consisting of the issuance of senior subordinated secured convertible promissory notes to certain accredited investors ("Holders") in the principal amount of $3.4 million (the "July 30 Notes"). The July 30 Notes are part of the 2013 Notes.

     The July 30 Notes accrue simple interest at the rate of 12% per annum, and are secured by all assets of the Company under the terms of the Security Agreement, dated March 16, 2011 (the “Security Agreement”). Griffin Fund L.P. serves as the representative of the Holders under the Security Agreement and has broad discretion as the Holder representative in exercising the rights of the Holders under the Security Agreement. Griffin Fund L.P. and certain of its affiliates are holders of the July 30 Notes. Griffin Fund LP is a significant stockholder of the Company.

The July 30 Notes are convertible at the election of the Holder into that number of shares of the Company's common stock determined by dividing the outstanding principal and accrued interest due and payable under the July 30 Notes by $0.06 (the "Conversion Amount") rather than the $0.12 per share in the rest of the 2013 Notes. In addition, the Holder has the right to convert the outstanding principal and accrued interest due and payable under the July 30 Notes in connection with a Qualified Financing by applying the Conversion Amount to the purchase of the securities issued in connection with the Qualified Financing.

The July 30 Notes are subordinate to the Existing Secured Debt of the Company, as such term is defined in the July 30 Notes. Payment of all amounts due and payable under the terms of the July 30 Notes are accelerated in the event of an event of default under the terms of the July 30 Notes. As additional consideration for the issuance of the July 30 Notes, the Holders will be issued warrants to purchase up to an additional 13,888,889 shares of the Company's common stock (the "Shares") at a price of $0.001.  The warrants expire on September 30, 2013.  Further, the holders of the July 30 Notes will receive an original issue discount, whereby they will receive an additional 7.7% of principal note face value for the notes that they purchase.

The July 30 Notes and warrants were offered and sold in transactions exempt from registration under the Securities Act in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each of the Holders represented that it was an "accredited investor" as defined in Regulation D.

During July 2013, Costa Brava deposited $1.0 million in an escrow account at PFG (the “PFG Guarantee Fund”) as a guarantee fund for the Company. Costa Brava irrevocably transferred the rights, title and interest of this PFG Guarantee Fund account to the Company.  In exchange for such rights received, the Company issued a $1.0 million note to Costa Brava as part of the $20 million series of promissory notes that the Company’s Board of Directors had approved in March of 2013.

As of August 13, 2013, $13.4 million of the Company’s debt had matured.  The Company is in the process of working with the respective lenders of the debt to extend the maturity dates. No assurances can be given that the Company will be successful in extending the maturity dates of such debt.

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

Overview

     We are engaged in the design, development, and sale of a family of security products, consisting of cyber security solutions for government and commercial applications. Our current operations are located in California, Texas, and Italy with other employees and consultants in various other locations globally. Our operation in Italy was acquired in connection with our acquisition of certain software assets of Bivio Software in October 2012, described below.

     As of June 30, 2013, we had approximately $38.2 million of debt, exclusive of debt discounts, and approximately $4.4 million of accounts payable and accrued expenses.

Acquisition of Bivio Software

      On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between us and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), we acquired substantially all of the assets of the NetFalcon® and Network Content Control System Business (the "Bivio Software") of Bivio Networks, Inc. and certain of its subsidiaries (collectively, “Bivio”), an international provider of cyber security solutions and products. The purchase price of those assets (the “Acquisition”) was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase our common stock.  The fair value of the warrants issued was $85,000. In addition, we assumed certain liabilities, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to Bivio Software.

Change in Fiscal Year End-Date

        On June 28, 2013, our Board of Directors unanimously approved a change to our fiscal year end-date from the last Sunday of September to September 30. Accordingly, our third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.  Prior to this change, our third quarter was scheduled to end on June 30, 2013. We did not change its prior period presentation reflecting the current fiscal change because the difference is immaterial. Accordingly, all references to a three and nine months period ended June 30, 2013 and 2012 correctly described the period reported on this Quarterly Report on Form 10-Q.

 Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012.

Results of Continuing Operations

Overview of Results of Continuing Operations for Three and Nine Months Ended June 30, 2013 and July 1, 2012

Condensed Consolidated Results of Continuing Operations

The continuing operating results of our business for the three months ended June 30, 2013 and July 1, 2012 are as follows:

	June 30,	July 1,	Increase	% of Increase
	2013	2012 (1) (2)	(Decrease)	(Decrease)

Revenues	$172,000	$-	$172,000	100%
Cost of revenues	44,000	-	44,000	100%
Gross profit	128,000	-	128,000	100%
Operating expenses
General and administrative expense	1,707,000	968,000	739,000	76%
Research and development expense	2,378,000	1,330,000	1,048,000	79%
Total operating expenses	4,085,000	2,298,000	1,787,000	78%
Operating loss	(3,957,000)	(2,298,000)	(1,659,000)	(72%)
Interest and other (income) expenses
Interest expense	4,097,000	1,508,000	2,589,000	172%
(Gain) loss from change in fair value of derivative liability	(4,404,000)	(12,051,000)	7,647,000	63%
Other (income) expense, net	4,000	(11,000)	15,000	136%
Total interest and other expenses	(303,000)	(10,554,000)	10,251,000	97%
Income (loss) from continuing operations	(3,654,000)	8,256,000	(11,910,000)	(144%)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(3,654,000)	8,256,000	(11,910,000)	(144%)
Loss from discontinued operations (net of $0 tax)	(64,000)	(1,317,000)	1,253,000	95%
Gain on disposal of discontinued operations (net of $0 tax)	(270,000)	-	(270,000)	(100%)
Net income (loss)	$(3,988,000)	$6,939,000	$(10,927,000)	(157%)

Basic and diluted income (loss) per share:	June 30,	July 1,	Increase	% of Increase
	2013	2012	(Decrease)	(Decrease)

Basic income (loss) from continuing operations	$(0.02)	$0.07	$(0.09)	(129%)
Basic income (loss) from discontinued operations	(0.00)	(0.01)	0.01	(100%)
Basic net income (loss) per share	$(0.02)	$0.06	$(0.08)	(133%)

Diluted income (loss) from continuing operations	$(0.02)	$0.02	$(0.04)	(200%)
Diluted income (loss) from discontinued operations	-	-	-	-
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.04)	(200%)
Weighted average number of common shares outstanding, basic	176,531,500	125,865,300	50,666,200	40%
Weighted average number of common shares outstanding, diluted	176,531,500	364,002,900	187,471, 400	(52%)

The continuing operating results of our business for the nine months ended June 30, 2013 and July 1, 2012 are as follows:

	June 30,	July 1,	Increase	% of Increase
	2013	2012 (1) (2)	(Decrease)	(Decrease)

Revenues	$368,000	$-	$368,000	100%
Cost of revenues	125,000	-	125,000	100%
Gross profit	243,000	-	243,000	100%
Operating expenses
General and administrative expense	5,998,000	3,174,000	2,824,000	89%
Research and development expense	5,842,000	4,280,000	1,562,000	36%
Total operating expenses	11,840,000	7,454,000	4,386,000	59%
Operating loss	(11,597,000)	(7,454,000)	4,143,000	56%
Interest and other (income) expenses
Interest expense	9,890,000	4,648,000	5,242,000	113%
(Gain) loss from change in fair value of derivative liability	(8,885,000)	4,419,000	(13,304,000)	(301%)
Other (income) expense, net	66,000	(14,000)	80,000	571%
Total interest and other expenses	1,071,000	9,053,000	(7,982,000)	(88%)
Income (loss) from continuing operations	(12,668,000)	(16,507,000)	3,839,000	23%
Provision for income taxes	(3,000)	(3,000)	-	0%
Net income (loss) from continuing operations	(12,671,000)	(16,510,000)	3,839,000	23%
Loss) from discontinued operations (net of $0 tax)	(3,072,000)	(3,876,000)	804,000	21%
Gain on disposal of discontinued operations (net of $0 tax)	-	7,748,000	(7,748,000)	(100%)
Net income (loss)	$(15,743,000)	$(12,638,000)	$(3,105,000)	(25%)

Basic and diluted income (loss) per share:	June 30,	July 1,	Increase	% of Increase
	2013	2012	(Decrease)	(Decrease)

Basic income (loss) from continuing operations	$(0.08)	$(0.14)	$0.06	43%
Basic income (loss) from discontinued operations	(0.02)	0.03	(0.05)	(167%)
Basic net income (loss) per share	$(0.10)	$(0.11)	$0.01	9%

Diluted income (loss) from continuing operations	$(0.08)	$(0.14)	$0.06	43%
Diluted income (loss) from discontinued operations	(0.02)	0.03	(0.05)	(167%)
Diluted net income (loss) per share	$(0.10)	$(0.11)	$0.01	9%
Weighted average number of common shares outstanding	176,531,500	125,865,300	50,666,200	40%

(1)
In March 2013, we ceased operations of its Government Business, and in January 2012 we ceased operations of its thermal imaging products business (the “Thermal Imaging Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

(2)
On June 28, 2013,we changed its fiscal year end-date from the last Sunday of September to September 30. Accordingly, our third quarter of fiscal 2013 ended on June 30, 2013 and fiscal 2013 will end on September 30, 2013, rather than September 29, 2013.   We did not change its prior period presentation to reflect the change in fiscal year, as the difference is immaterial.  See Note 1 of the Notes to the Condensed Consolidated Financial Statements.

        The following discussions relate to our results of continuing operations after reclassifying the operations of our Thermal Imaging Business and Government Business as discontinued operations upon the sale of the Thermal Imaging Business on January 31, 2012, and the discontinuance of the Government Business on March 19, 2013.

Total Revenues. Total revenues for the three and nine months ended June 30, 2013 was $172,000 and $368,000 respectively.  The revenue was generated from sales and support of cyber security products primarily resulting from the acquisition of Bivio Software and its software maintenance revenue. Our software-related revenue did not exist in the periods ended July 1, 2012. Effective March 19, 2013, we discontinued our Government Business and completed our goal of transforming the company into a pure cyber security company.   We are continuing to focus on the development of the Cyber adAPT® product suite and are currently promoting sales of our other recently introduced products, Cyber NetFalcon® and Cyber NetControlTM. We believe these products could become a material contributor to our total revenue, however no assurances can be given that such outcome will materialize during Fiscal 2013 or at all.

Cost of Revenues. Cost of revenue includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. For the three and nine months ended June 30, 2013 cost of revenue was $44,000 and $125,000, respectively.  There were no software-related costs in the periods ended July 1, 2012.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. For the three months ended June 30, 2013 general and administrative expenses increased $739,000 to $1.7 million or 76% from $968,000 in 2012.  For the nine months end June 30, 2013 general and administrative expenses increased $2.8 million to $6.0 million or 89% from $3.2 million in 2012.  The increase for three month and nine month periods consisted of a combination of increased stock-based compensation expense, marketing and legal fees, severance expense, as well as facilities expense related to cyber development in Texas. This was partially offset by a decrease in travel, bid and proposal fees, professional fees and stockholder-related expense.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. For the three months ended June 30, 2013 research and development expense increased $1.0 million to $2.4 or 79% from $1.3 million in 2012. For the nine months ended June 30, 2013 research and development expenses increased $1.5 million to $5.8 million or 36% from $4.3 million in 2012.  The three and nine month increases are largely related to the development expense of our Texas-based cyber security office, which we opened and began staffing in April 2011, and the acquisition of a research facility in Italy in connection with the acquisition of Bivio Software. Many of those expenses relate to hiring of highly-skilled developers and support staff, software licensing expense, consulting fees and various operating leases of facilities and equipment to support product development. We also signed a joint development agreement with a certain company to provide design and engineering services. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. However, no assurances can be given that we will capitalize on our research and development initiatives.

Interest Expense. Interest expense consists mainly of amortization of our debt discount and financing related cost. For the three month ended June 30, 2013 interest expense increased $2.6 million to $4.1 million or 172% from $1.5 million in 2012. For the nine months ended June 30, 2013 our interest expense increased $5.2 million to $9.9 million or 113% from $4.7 million in 2012.  The increase in interest expense for the three and nine months end June 30, 2013 was primarily due to the issuance of additional debt to fund working capital.

Change in Fair Value of Derivative Liability. We revalued our embedded derivatives contained in certain convertible notes and warrants as of June 30, 2013.  For the three month period ended June 30, 2013, our gain from the change in fair value of derivative liability decreased $7.6 million to $4.4 million or 63% from $12.1 million in 2012.  For the nine months ended June 30, 2013, the gain from the change in fair value of derivative liability increased $13.3 million to $8.9 million or 301%, as compared to a loss of $4.4 million in 2012.  This gain from change in fair value of derivative liability for the three and nine month period was mainly the result of quarterly fluctuations in our stock price. Given the price volatility of our common stock, we anticipate that there could be additional substantial changes in the fair value of our derivative liability that we will be required to record in future reporting periods, unless and until our convertible debt instruments mature, are repaid, or are converted into common stock, and/or the warrants expire or are exercised for the purchase of common stock pursuant to their respective terms. Although no assurances can be given, in the event of such conversion or exercise, the derivative liability associated with these instruments would be eliminated.

Other Income (Expense), Net. Our other expense for the three months ended June 30, 2013 increased $15,000 to $4,000 expense or 136% from $11,000 income in 2012. For the nine month ended June 30, 2013, our other expense increased $80,000 to $66,000 or 571% from $14,000 income in 2012 mainly decreased due to tax liability charges associated with the final payment of the Thermal sale.

Net Income (Loss) from Continuing Operations. Our net loss from continuing operations increased $11.9 million to $3.7 million from $8.3 million in income for the three month period ended June 30, 2013 compared to the three month period ended July 1, 2012, largely due to a gain from change in fair value of derivative instruments. The net loss from continuing operations was increased further by an increase total cost and expenses and interest expenses in the comparable period. Our net loss from continuing operations decreased $3.8 million to $12.7 million from $16.5 million in the nine month period ended June 30, 2013 as compared to the nine month period ended July 1, 2012, largely due to a change in fair value of derivative instruments, offset in part by an increase in operating costs and interest expenses in the comparable period.

Income (Loss) per Share. Basic income (loss) per share from continuing operations decreased $0.09 to $(0.02) for the three months ended June 30, 2013, from $0.07 in 2012, while diluted income (loss) per share from continuing operations decreased $0.04 to $(0.02) from $0.02 in 2012. For the nine months ended June 30, 2013, basic and diluted loss per share from continuing operations increased $0.06 to $(0.08) from $(0.14) in 2012.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents decreased in the first nine months of Fiscal 2013, largely as a result of losses generated from continuing operations, partially offset by an increase in software revenue. As a result, we continued to have a working capital deficit for the current period as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents		Working Capital (Deficit)
September 30, 2012	$1,738,000		$(10,091,000)
Net Dollar decrease as of June 30, 2013	(1,592,000)		(15,064,000)

June 30, 2013	$146,000		$(25,155,000)
Percentage decrease as of June 30, 2013	(92%	)	(149%)

The $1.6 million use of cash during the nine month period ended June 30, 2013 is a result of the following components: cash used in operating activities of $10.7 million, cash provided by investing activities of $0.3 million, and cash provided by financing activities of $10.6 million.  Cash used in operating activities was a result of the $12.7 million net loss from continuing operations and $8.9 million change in fair value of derivative liability, partially offset by $8.5 million in non-cash interest expense, and other less significant factors related to various timing and cash deployment effects.  Cash provided by investing activities was a result of $1.2 million in proceeds from sale of Thermal Imaging Division, partially offset by $0.7 million used in acquisition related costs and property and equipment expenditures.  Cash provided by financing activities was a result of $10.7 million in proceeds from the issuance of the 2013 Notes. Cash used in discontinued operations of $1.6 million was mainly a result of $3.1 million in net loss partially offset by the sale and disposal of discontinued operation fixed assets of $0.5 million and $0.3 million in accounts receivable collection.

For the three and nine months ended June 30, 2013, our loss from continuing operations was $3.7 million and $12.7 million respectively, as compared to an income from continuing operations for the three months ended July 1, 2012 of $8.3 million and a loss from continuing operations for the nine months ended July 1, 2012 of $16.5 million.  As of June 30, 2013 we had negative working capital and stockholders’ deficit of approximately $26.3 million and $45.7 million respectively, and as of September 30, 2012, we had negative working capital and stockholders’ deficit of $10.1 million and $35.4 million, respectively.

As of June 30, 2013 we have used substantially all of the cash obtained from the Thermal Imaging Sale, the Revolving Credit Facility and 2013 Notes to fund our operations, and have been unable to maintain positive cash flow during the nine month period due to insufficient revenues. We generated significant net losses in the current and previous fiscal years.  We had approximately $146,000 of cash on hand as of June 30, 2013. Our operating expenses during the quarter ended June 30, 2013 was approximately $4,085,000. To continue to fund anticipated operating expenses and satisfy indebtedness, we are currently seeking additional financing, and no assurances can be given that such financing will be available on a timely basis, on terms that are acceptable, or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of June 30, 2013 and September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At June 30, 2013, we had approximately $38.2 million of debt, exclusive of discounts, which consisted of (i) a Senior Secured Revolving Credit Facility, in the original principal amount of $5.0 million; (ii) Senior Subordinated Secured Convertible 2013 Notes with an aggregate principal balance of approximately $11.9 million; (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $5.2 million, and (iv) Subordinated Secured Convertible Notes with an aggregate principal balance of approximately $16.1 million.  These instruments are more fully described below.

Senior Secured Revolving Credit Facility

In December 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, L.P. (“PFG”) pursuant to which we obtained the two-year, $5.0 million line of credit (the “Revolving Credit Facility”). Upon execution of the Loan Agreement, we borrowed the entire $5.0 million available thereunder and used approximately $1.9 million of that Revolving Credit Facility to repay the Secured Promissory Note. We used the remaining proceeds of the Revolving Credit Facility, less fund raising expenses, for general working capital purposes.

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

    Senior Subordinated Secured Convertible 2013 Notes and Senior Subordinated Secured Convertible 2012 Notes

     On February 2, 2013, we authorized the issuance of Senior Subordinated Secured Convertible 2013 Notes (the “2013 Notes”) that are a part of a series of notes, along with the 2012 Notes, in the aggregate amount of $10.0 million. On March 7, 2013, the aggregate principal amount of the 2013 Notes was increased to $20.0 million and the shares of common stock reserved for issuance was increased from 27,777,778 to 55,555,556 shares. As additional consideration for the purchase of the 2013 Notes, we issued shares of its common stock to each investor with a value equal to 25% of the principal amount of the 2013 Notes purchased by such investor.

During the three months ended June 30, 2013, J.P. Turner & Company, L.L.C. (the "Placement Agent") raised $2.5 million under the 2013 Notes.  The Placement Agent received (i) cash commissions totaling $285,000, representing 15% of the gross proceeds (ii) an expense allowance of $55,300, representing 3% of the gross proceeds, and (iii) warrants to purchase up 257,440 shares of our common stock for $0.09 per share.  The proceeds were used to fund our operations.

        The maturity date of the 2013 Notes, including the April 2013 Notes, is the earlier of six months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to us in excess of $5.0 million (a “Qualified Financing”). However, the Holders may, at any time, convert the outstanding principal balance of their respective 2013 Notes into shares of our common stock at a conversion price equal to $0.12 per share.  Further, within 15 business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  During the nine month period ended June 30, 2013 we issued 2013 Notes in the amount of $11.9 million, inclusive of cancellation and exchange of any 2012 Notes.  As of August 13, 2013 we have issued $15.3 million of the $20.0 million aggregate amount of these series of Notes.

    As of September 28, 2012, we had issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible 2012 Notes due November 30, 2012 in the aggregate principal amount of $1.2 million (the “2012 Notes”). The 2012 Notes were convertible at $0.12 per share, or the price of shares sold by us to one or more investors and raising gross proceeds to us of at least $1.0 million. During the six month period ended March 31, 2013 we issued an additional $4.2 million of the 2012 Notes.  Since the conversion price was not fixed, such instrument was considered to be a derivative.   The 2012 Notes were due March 31, 2013. All 2012 Notes outstanding in the principal balance of $5.4 million as well as $0.2 million in paid in kind interest were cancelled and exchanged by each investor for 2013 Notes.

Senior Subordinated Notes

In March 2011, we issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in our Consolidated Balance Sheet as of June 30, 2013.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at June 30, 2013 was $5.2 million.

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

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, we have the option to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During the nine month period ended June 30, 2013, we paid approximately $1.4 million of interest costs in the form of 13,821,000 shares of common stock. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we may force the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days. As of June 30, 2013, we have not met the equity conditions to force the conversion of the Subordinated Notes.

As a result of the issuances of Subordinated Notes, the conversion of existing notes to Subordinated Notes, the conversion of Subordinated Notes to common stock, and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at June 30, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the 9 month period ended June 30, 2013, approximately $30,000 principal of Subordinated Notes was converted into approximately 438,000 shares of common stock. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at June 30, 2013 was $7.9 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. We paid a total of $1.0 million in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

The Subordinated Notes are secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between us and Costa Brava as representative of the holders of Subordinated Notes, but the liens securing the Subordinated Notes are subordinate in right of payment to Loans issued pursuant to the Revolving Credit Facility.

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

Sixth Omnibus Amendment

On April 22, 2013 we entered into the Sixth Omnibus Amendment with Costa Brava, which amends and modifies the terms of certain of our promissory notes and the Security Agreement, dated March 16, 2011, as amended, between us and Costa Brava (as amended from time to time, the "Security Agreement"), to permit the issuance of, among other promissory notes, the notes referred to below, subordinate the liens securing certain promissory notes to the Notes, and make the Notes and certain senior subordinated notes rank pari passu with one another upon a liquidation of our assets. Costa Brava is our largest stockholder and one of its largest creditors.

Seventh Omnibus Amendment

On August 7, 2013 we entered into the Seventh Omnibus Amendment with Costa Brava, which amends and modifies the terms of certain of our promissory notes and the Security Agreement, to permit the issuance of, among other promissory notes, the 2013 Notes, subordinate the liens securing certain promissory notes to the Notes, and make the Notes and certain senior subordinated notes rank pari passu with one another upon a liquidation of our assets. Costa Brava is our largest stockholder and one of its largest creditors.

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $67,000 at June 30, 2013 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with us, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2012, including the Citigroup Pension Liability Index, which at September 30, 2012 was 3.94%. Based on this review, we used a 3.94% discount rate for determining the ESCP liability at September 30, 2012. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of June 30, 2013, $974,000 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability included in accrued expenses in the attached Condensed Consolidated Balance Sheets as we expect to pay during Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation attributable to continuing operations for the nine month periods ended June 30, 2013 and July 1, 2012 was $453,000 and $471,000, respectively.

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the year ended September 30, 2012, we issued to PFG warrants to purchase 15,000,000 shares of our common stock, valued at $250,000 pursuant to which we obtained the Revolving Credit Facility. We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility.

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

For the nine months ended June 30, 2013, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $59,000 in the nine month period ended June 30, 2013. We granted options to purchase 1,900,000 shares and 4,725,000 shares of common stock in the three month and nine month period ended June 30, 2013. We granted options to purchase 1,465,000 and 2,692,500 shares of common stock in the three month and nine month periods ended July 1, 2012, respectively.

At June 30, 2013, the total compensation costs related to non-vested option awards not yet recognized was $654,000.  The weighted-average remaining vesting period of non-vested options at June 30, 2013 was 0.9 years.

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

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we identified potential improvements to our internal controls over financial reporting, including some that we implemented in the first and second quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During Fiscal 2012, we also commenced, but had not yet completed by June 30, 2013, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We completed our ISO-9001 re-certification in June 2012 following consummation of the Thermal Imaging Asset Sale. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, we have identified the following additional risk factors:

Approximately $13.4 million of indebtedness is currently due and payable. If we are unable to restructure such indebtedness, it may impact our ability  to continue as a going concern.

As of August 13, 2013, approximately $13.4 million of indebtedness has matured, and is therefore due and payable. We are currently in the process of negotiating with the respective lenders to restructure or extend the maturity dates of such indebtedness.

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

Our ability to raise capital to fund continuing operations will be negatively impacted if we are unable to successfully develop our cyber security products.

Our ability to raise additional capital to fund its continuing operations and continue as a going concern will be negatively affected if we are unable to successfully develop our cyber security products.  Additionally, our goodwill and intangible assets will be subject to impairment if we are unable to successfully develop our cyber security products.

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

ITEM 4.  MINE SAFETY DISCLOSURES

         Not applicable.

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

3.2	By-laws, as amended and currently in effect (10)
10.1	Form of 2013 Note (11)
10.2	Fifth Omnibus Amendment (12)
10.3	Sixth Omnibus Amendment (13)
10.4	Form of Senior Subordinated Secured Convertible Promissory Note (14)
10.5	Form of Warrant (15)
10.6	Ninth Forbearance Extension (16)
10.7	Seventh Omnibus Amendment (17)
10.8	Intercreditor Agreement (18)
10.9	Form of Subscription Agreement (19)
10.10	Form of Note (20)
10.11	Form of Warrant (21)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
(10)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on February 14, 2013.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the SEC on February 14, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013
(20)	Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013
(21)	Incorporated by reference to Exhibit 10.6 to the Registran'ts Current Report on Form 8-K as filed with the SEC on August 13, 2013

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

ISC8 INC.

(Registrant)

Date: August 14, 2013	By:	/s/ John Vong
John Vong
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)