Form 10-K
period 2013-09-30
ISC8 INC. /DE
filed 2013-12-24
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-8402

ISC8 INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 Kalmus Dr., Suite A-203
Costa Mesa, California 92626
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(714) 444-8753

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the registrant’s common stock beneficially held by non-affiliates on March 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.1 million, based on the closing sales price of the registrant’s common stock as reported by the OTCQB marketplace on that date (which was the market on which the common stock was traded at such time). For the purposes of the foregoing calculation only, the registrant has excluded all of the outstanding shares of the registrant’s common stock held by all of the registrant’s directors, executive officers and holders of ten percent or greater of such common stock as such persons may be deemed to be affiliates of the registrant.

As of December 19, 2013, there were 231,681,176 shares of common stock outstanding.

ISC8 INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

-i-

FORWARD LOOKING STATEMENTS

    In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”).  Any statements in this annual report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make.  Factors that may cause such differences include, but are not limited to, those set forth under the caption “Critical Accounting Estimates” described in Item 7 of this annual report, and under the caption “Risk Factors” in Item 1A of this annual report.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to December 23, 2013.

PART I

    Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “ISC8,” the “Company,” “we,” “us,” “our” and similar references to refer to ISC8 Inc. and its subsidiaries. ISC8®, ISC8[secure] ®, Cyber adAPT™, NetFalcon™, Neo-Chip™, Neo-Stack®, Neo-Layer™, TOWHAWK®, Novalog™, Vault®, Eagle™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

ITEM 1.	BUSINESS

Overview

    We are actively engaged in the design, development, and sale of cyber-security products and solutions for government and commercial enterprises. We provide hardware, software and service offerings for web filtering, deep packet inspection with big data analytics, and malware threat detection for advanced persistent threats (“APTs”).  Our products are installed in nation-wide deployment within the Middle East, and in mobile operators in Europe and Asia Pacific.  We are focused on delivering comprehensive security solutions, with strategic emphasis on cybersecurity, in order to provide complete visibility on mission-critical networks, and mitigation of new threats as they emerge.

    We have a broad global distribution capability through offices in the U.S., Asia, the Middle East, and Europe, which work directly with customers and key strategic partners in order to support our customers. In addition, we offer professional installation to help customers deploy advanced services. This service provides design support for cybersecurity solutions, systems integration and configuration, end-to-end testing for system acceptance by the customer, and solution training.

    We were incorporated in California in December 1974 and were reincorporated in Delaware in January 1988.  Our principal executive offices are located at 151 Kalmus Drive, Suite A-203, Costa Mesa, California 92626. Our telephone number is (714) 444-8753, and our website address is www.ISC8.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information contained in, or that can be accessed through, our website.

Recent Developments

     Discontinued Operations. In March 2013, we discontinued our government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”). In January 2012, we sold our thermal imaging business, which consisted of our business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and related thermal imaging products (the “Thermal Imaging Business”). The discontinuance of these businesses was to focus our efforts on our cyber-security business.

 Change in Fiscal Year End-Date.  On June 28, 2013, we changed our fiscal year end-date from the last Sunday of September to September 30.

Recapitalization.On October 30, 2013, we filed the Certificate of Designations of Rights, Preferences, Privileges and Limitations of the Series D Convertible Preferred Stock (the "Certificate of Designations") with the Delaware Secretary of State to designate 4,000 shares of the Company's preferred stock as Series D Convertible Preferred Stock ("Series D Preferred"). Each share of Series D Preferred has a stated value of $10,000 (the "Stated Value"), and votes alongside our common stock, par value $0.01 per share (“Common Stock”), on an as-converted basis. The Series D Preferred ranks junior to our Series B Convertible Cumulative preferred Stock, but is senior to all future classes of our preferred stock.

On October 31, 2013, we accepted subscription agreements (the "Subscription Agreements"), from certain accredited investors (the "Investors") to purchase 414 shares of Series D Preferred for $10,000 per share, resulting in gross proceeds to the Company of approximately $4.14 million (the "Series D Offering"). As additional consideration for participation in the Series D Offering, for each share of Series D Preferred purchased Investors received a one-year warrant to purchase 59,523 shares of Common Stock for $0.084 per share ("Warrant Shares") (the "Series D Warrants"). Additionally, certain holders of our senior convertible debt in the aggregate amount of approximately $22.7 million in principal and accrued but unpaid interest, agreed to roll over such debt into the Series D Offering (the “Note Exchange”). Upon execution of definitive documents, the Note Exchange will result in the issuance of an additional 2,200 shares of Series D Preferred and Warrants to purchase approximately 135.0 million shares of Common Stock.

In connection with these transactions, holders of approximately $14.4 million of our junior subordinated convertible promissory notes have agreed to forgive this debt, in exchange for approximately 100 million shares of restricted Common Stock, which vest only if and when the closing price of our Common Stock meets or exceeds $0.143 per share. Also, as a result of the Series D Offering, we made significant modifications to our Loan and Security Agreement with Partners for Growth (“PFG”), updating certain loan covenants and extending the maturity date under the Loan Agreement to December 31, 2014. In return, we made a $2.0 million repayment on the PFG loan and agreed to deposit $500,000 with PFG as collateral for the loan. PFG also purchased shares of our Series D Preferred and modified its Guaranty Agreement with us. For additional information regarding this transaction, see Note 20 to the accompanying consolidated financial statements.

Products and Technologies

    We are actively engaged in the design, development, and sale of cyber-security products and solutions for government and commercial enterprises. We provide hardware, software and service offerings for web filtering, deep packet inspection with big data analytics, and malware threat detection for advanced persistent threats (“APTs”).  Our products are installed nation-wide within the Middle East, and in mobile operators in Europe and Asia Pacific.  We are focused on delivering comprehensive security solutions, with strategic emphasis on cybersecurity, in order to provide complete visibility on mission-critical networks, and mitigation of new threats as they emerge.

 We have a broad global distribution capability through offices in Asia, Middle East, Europe, and the U.S., which work directly with customers and key strategic partners to support the Company's customers. In addition, we offer professional installation to help customers deploy advanced services. This service provides design support for cybersecurity solutions, systems integration and configuration, end-to-end testing for system acceptance by the customer, and solution training.

 We presently offer or will offer products in the following areas:

    Cyber Advance Threat Detection. During the last two years, our cyber-security technology has evolved into the Cyber adAPT® product suite focused on detecting advanced persistent threats (“Advanced Persistent Threats”). The Cyber adAPT® system identifies data exfiltration or modification due to sophisticated attacks by leveraging knowledge of tactics of advanced malware actions across the monitored network.  The Advanced Persistent Threats products have a number of potential government and commercial applications globally, including network and electronic security.  While this product will be generally available in the future, it is currently in limited release.

    Cyber Forensic Investigations. Our Cyber NetFalcon® provides long-term tracking of user applications, networks and devices to strengthen cyber-security operation.  Users of this product include but are not limited to commercial enterprises, network operators and government agencies. This product provides the data/information required for forensic examination or incident response upon detection of malicious activity. This product is currently generally available to end-users. In addition, NetFalcon® can also be used to augment packet capture devices to help increase the speed of access to critical data.

    Web-Filtering for Service Providers. Our Cyber NetControlTM product allows service providers and enterprises to protect their users from accessing inappropriate content on a network-wide or per-user basis.  This product is currently generally available to end-users.

Manufacturing

    We use commercial off the shelf (“COTS”) hardware for all our products. Given our current level of product sales, we source our technologies from suppliers that are not single sourced and, as such, are not vulnerable to supply disruptions. Product manufacturing consists of loading software on the various platforms and performing integration testing. This may be performed at ISC8 facilities and shipped to the customer site or, alternatively, completely integrated at the customer site.

Customers and Marketing

    We market our cybersecurity products to both government and commercial customers globally. To date, we have achieved modest success in receiving commercial orders for our cyber security products. We have expressions of interest from some potential new customers for government applications. We have marketing staff with relevant industry experience for these products.

    We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. We are managing our marketing through centralized coordination of the lead individuals with specific responsibilities for our various cyber security technologies.

Competition

    The market for products that address the security requirements of electronic data transmission and storage is both large and diverse. As such, the competition to serve this market is similarly diverse and consists of a wide variety of competitors. Our competitors include  Fidelis (recently acquired by General Dynamics), SAIC, Boeing, Arbor Networks, Damballa, Inc., FireEye, Inc., Trend Micro Incorporated, Bluecoat, Websense, Procera, Netsweeper, Palo Alto Networks and Fortinet, Inc.

Research and Development

    Our consolidated research and development expenses for the year ended September 30, 2013 ("Fiscal 2013") and the year ended September 30, 2012 ("Fiscal 2012") were approximately $7.6 million and $4.1 million, respectively. The increase in expense incurred on research and development in Fiscal 2013 as compared to Fiscal 2012 largely relates to the continued development of our suite of cyber security products, and the acquisition of a research facility in Italy in connection with the acquisition of Bivio Software.

    We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. We expend significant resources related to continued research and development efforts of our cyber security technologies, and anticipate continuing to do so.

Patents, Trademarks and Licenses

    We protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 30, 2013 we had a combined total of  100 issued U.S. patents and pending U.S. patent applications consisting of:

●	14 issued U.S. patents,
●	75 U.S. non-provisional patent applications; and
●	11 U.S. provisional patent applications

Employees

    As of December 6, 2013, we had 37 full time employees, one part time employee and two contractors. Of the full time employees, 27 were engaged in engineering, production and technical support and 10 were engaged in sales, marketing and administration.

Subsidiaries

    Historically, we sought to commercialize some of our technologies by creating independently managed subsidiaries that  could pursue their own financing strategies separately from ISC8. These included Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules; MicroSensors, Inc. (“MSI”), which developed miniaturized inertial sensors and an application specific integrated circuit for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have operating activities. As of September 30, 2013, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 96%, 98%, 81% and 95%, respectively. None of these subsidiaries accounted for more than 10% of our total assets or had separate employees or facilities at the end of Fiscal 2013.

    On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between ISC8 and GF AcquisitionCo 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and Network Content Control System business of Bivio Networks, Inc. and certain of its subsidiaries (collectively, “Bivio”). The purchase price of those assets was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase one million shares of common stock of the Company. Bivio developed and sold deep packet inspection software for governmental and commercial networks. ISC8 Europe Limited ("ISC8 Europe") was acquired in connected with this acquisition, and is 100% owned by us.  ISC8 Europe is our only subsidiary that presently has operating activities, assets, and seperate employees and facilities.

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

    We anticipate that our future capital requirements will depend on many factors, including but not limited to:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our required service and settlement on our debt and capital leases payable over the next twelve months;

•	our ability to obtain revenue, and the timing of our deliverables to earn the revenue;

•	our ability to attract investors by demonstrating our technology’s proof point through the generation of sales revenue;

•	the timing of payments from our customers;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broader market acceptance for those technologies;

•	our ability to divest assets as we deem necessary;

•	technological advancements and competitors’ responses to our products;

•	our relationships with customers and suppliers;

•	general economic conditions including the effects of potential future economic slowdowns, acts of war or terrorism and the current international conflicts; and

•	general regulatory conditions that can impact our ability to sell cyber security technologies.

    Our ability to raise additional capital may be limited because, as a company that is quoted on the OTCQB marketplace (“OTCQB”), we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their anti-dilution provisions. If adequate funds are unavailable on a timely basis on acceptable terms, or at all, our business and revenues may be adversely affected and we may be unable to continue our operations at current levels, develop or enhance our products, expand our sales and marketing programs, capitalize on our future opportunities or respond to competitive pressures.

 Although we have commitments from our debt holders to exchange their debts into securities offered in the Series D Offering, definitive documents have yet to be signed and we have no assurances that all debt holders will execute this exchange.  If these debt holders do not execute the exchange, we may have significant debt that must be serviced in cash over the next twelve months, which places priority demands on our liquidity and raises additional risks of default.

Our total debt liabilities were approximately $34.7 million as of September 30, 2013, inclusive of discounts of $9.2 million. Approximately $14.0 million of such debts were due and payable as of September 30, 2013, of which approximately $12.1 million are held by our major stockholders, Costa Brava Partnership III L.P. (“Costa Brava”) and the Griffin Fund LP (“Griffin”) (the “Stockholder Notes”). If any of the debt holders elected not to convert into the Series D Preferred, they can demand repayment. If we choose to allocate some of our currently available cash or proceeds from future financings to the repayment of the Stockholder Notes, our working capital will be materially restricted.

Certain holders of the Company’s senior subordinated debt in the principal amount of approximately $1.0 million have notified the Company that such debt was due and payable as of November 1, 2013. Although the Company disputes this position, in the event the Company cannot successfully defend its position, the Company may be considered in default on such debt.

    On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $1.0 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Qualified Financing dated November 1, 2013, to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”), regardless of the consummation of the Qualified Financing.  The Non-Converting Note Holder has objected to the Company’s interpretation of the Amendment, and has taken the position that the Notes are currently due and payable from proceeds of the Qualified Financing, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014.

    Although the Company disputes the Non-Converting Note Holder's position, and believes that the Amendment extended the maturity date of the Notes to January 31, 2014, we may not prevail. In the event we are unable to reach an accommodation or negotiated settlement with the Note Holders, and are otherwise unsuccessful in defending our position, the Notes may become immediately due and payable as of November 1, 2013, in which case we may be considered in default on the Notes.

    In the event that we are unable to repay our debt when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all.

    Failure to meet the repayment or other obligations of our existing debt upon demand by any of our creditors on or before its due date could have a material adverse affect our business, results of operations and financial condition and threaten our financial viability.

    We may consider divesting certain assets in the future to improve our liquidity to focus our business operations.

    To address our working capital needs, we sold a large portion of our patent portfolio in 2009 and assets used in our Thermal Imaging Business in January 2012. We may enter into agreements to sell other assets in the future. We also may wish to divest assets to focus our resources on selected business opportunities, as we did in March 2013 with the cessation of the Government Business and focus on our cyber-security business. We may not be able to complete other divestitures, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and are unlikely to generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

    We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.

    Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $28.0 million in Fiscal 2013. We can provide no assurance that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we are generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed or withheld. These factors could cause us to continue to experience net losses in future periods, which would make it difficult to fund our operations and execute our business plan, and could cause the market price of our common stock to decline.

We are currently under audit of final indirect rates for fiscal years 2005 through 2012, related to our legacy government businesses.

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

    As a result of the discontinuation of our Government and Thermal Imaging Businesses, we are dependent on our cyber-security business. If we are unable to commercialize our technology, we may not be able to generate or increase our revenues or achieve or sustain profitability.

    As a result of the discontinuance of our Government and Thermal Imaging Businesses, we are now dependent on our cyber security business for future revenue growth. No assurances can be given that our cyber security business will be successful, or if successful, that we will derive sufficient revenue to generate positive cash flow from operations. In prior years, we have made significant investments to commercialize our technologies without significant success. Furthermore, a majority of our historical total revenues have been generated directly or indirectly from U.S. government customers.

    Our ability to raise capital to fund continuing operations will be negatively impacted if we are unable to successfully develop our cyber security products.

    Our ability to raise additional capital to fund our continuing operations and continue as a going concern will be negatively affected if we are unable to successfully develop our cyber security products. Additionally, our goodwill and intangible assets will be subject to impairment if we are unable to successfully develop our cyber security products.

    We have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future.

Assuming conversion or exercise of all of our existing convertible securities as authorized and outstanding as of September 30, 2013, approximately 595.0 million additional shares of Common Stock (or a total of approximately 800.5 million shares) would be outstanding, as compared to the approximately 205.6 million shares of Common Stock issued an outstanding as of September 30, 2013. From October 1, 2008 through September 30, 2013, we have issued approximately 202.9 million shares of Common Stock, largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any future equity or convertible debt financings would likely result in further dilution to our stockholders. Existing stockholders likely would suffer significant dilution in ownership interests and voting rights, and our stock price could decline as a result of any potential future application of price anti-dilution features of the related debt instruments, if they are not waived.

 Our debt financing has created substantial and continuing non-cash accounting charges that make it difficult for us to achieve net profit and positive net worth while our debt instruments remain outstanding.

Certain of our debt instruments, including the Subordinated Notes (defined below) and the Revolving Credit Facility (defined below), contain features that are deemed to create a derivative liability under accounting principles. At September 30, 2013, our aggregate derivative liability was valued at $19.2 million, mainly as a result of these instruments. Because of the price volatility of our Common Stock, this derivative liability could increase substantially in future reporting periods if the market value of our Common Stock were to increase from the $0.05 per share value as of September 30, 2013. That change in the value of derivative liability would be recorded as an expense in our consolidated statements of operations, making it difficult to achieve net income. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to satisfy the requirements to list our Common Stock on NASDAQ or other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity in accordance with their terms.

    Through participation in our debt financings, our primary investors obtained majority control over stockholder voting and substantial control over Board decisions.

As of September 30, 2013, Costa Brava and Griffin, our largest stockholders and debt holders, collectively controlled approximately 53% of our issued and outstanding Common Stock and have the ability, following conversion of certain derivative securities, to substantially increase their aggregate percentage ownership. In addition, they have nominated three of the five directors that presently serve on our Board of Directors. Accordingly, Costa Brava and Griffin have significant influence over the outcome of matters that require a stockholder vote or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes has been correspondingly diminished.

    If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

    Our consolidated total revenues in Fiscal 2013 and Fiscal 2012 were $501,000 and $0, respectively. To become and remain profitable, we need to materially grow our total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on management, personnel, infrastructure and resources. To implement our current business and product plans, we need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and considerable effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

    We are subject to risk of misuse of our technologies by our employees and related partners, which may materially affect our competitiveness in the marketplace.

    We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information, or that others will not independently develop products or technology that are equivalent or superior to ours.

    Our ability to exploit our own technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses.

    Other companies may hold or obtain patents or inventions, or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our technology is found to infringe upon the rights of third parties, or if we are unable to obtain sufficient rights to use key technologies, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

    Producing, enforcing, and protecting patents and other proprietary information can be costly. If we are unable to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected.

    We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. No assurances can be given that, in the future, we will be able to continue to pursue patents to protect our various cyber security technologies from infringement by our competitors. We may also need to engage in litigation to enforce patent rights with respect to future patents, if any. In addition, we may receive communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend our proprietary information.

    We are subject to significant competition that could harm our ability to obtain new business or attract strategic partnerships and could increase the price pressure on our products.

    We face strong competition from a wide variety of competitors, including large cyber-security and security technology firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult for us to win new customers or to attract strategic partners. This competition impacts our ability to increase the average selling prices for our products. We cannot assure you that we will be able to compete successfully with these companies. Certain of our competitors have a presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has, in the past, resulted in price reductions, reduced gross margins and loss of market share. This trend may continue in the future. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

    We must continually adapt to unforeseen technological advances, or we may be unable to successfully compete with our competitors.

    We operate in industries characterized by rapid and continuing technological development and advancements. Accordingly, we anticipate that we will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than we do. Developments by any of these companies could have a materially adverse effect on us if we are unable to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner.

    If we are not able to attract and retain key personnel as required, we may be unable to implement our business plan and our results of operations could be materially and adversely affected.

    We depend to a large extent on the abilities and continued participation of our key employees, including our executive officers. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, and no assurances can be given that options or non-vested stock granted under our plans will be effective in retaining key employees. We believe that, as our activities increase and change in character, additional experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Risks Relating to Our Common Stock

    Because our Common Stock is traded on the OTCQB marketplace, your ability to sell your shares of our Common Stock may be limited due to “penny stock” restrictions and our ability to raise additional capital similarly may be compromised.

Our Common Stock falls within the definition of “penny stock” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is covered by Rule 15g-9 promulgated under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities, which would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

 Significant sales of our Common Stock in the public market would likely cause our stock price to fall.

The average trading volume of our shares in September 2013 was approximately 108,000 shares per day, compared to the approximately 205,581,000 shares outstanding and the additional approximately 605,714,000 shares potentially outstanding on a fully diluted basis at September 30, 2013. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our Common Stock are freely tradable. If the holders of freely tradable shares were to sell a significant number of shares of our Common Stock in the public market, the market price of our Common Stock would likely decline. We have obligations to certain of our debt holders that could require us to register shares of Common Stock held by them and shares issuable upon conversion of their respective debt instruments for resale in a registration statement.

 Our stock price has been subject to significant volatility.

The trading price of our Common Stock has been subject to wide fluctuations in the past. The current market price of our Common Stock may not increase in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of our Common Stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

●	our cash resources and ability to raise additional funding and repay indebtedness;
●	our ability to control costs and improve cash flow;
●	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;
●	announcements of technological innovations or new products by us or our competitors;
●	quarterly variations in operating results;
●	changes in investor perceptions;
●	economic and political instability, including acts of war, terrorism and continuing international conflicts;
●	changes in the fair value of derivative instruments expense; and
●	reduced trading volume on the OTCQB.

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

    Your investment in our shares may be substantially diluted due to the following:

●
issuance of Common Stock, or securities convertible into Common Stock, in connection with funding agreements with third parties and future issuances of Common Stock and preferred stock by the Board of Directors; and

●
the Board of Directors has the power to issue additional shares of Common Stock and preferred stock, and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

    Stock issuances may result in reduction of the book value or market price of outstanding shares of Common Stock.  If the Company issues any additional shares of Common Stock or preferred stock, proportionate ownership of Common Stock and voting power will be reduced.  Further, any new issuance of Common Stock or preferred stock may prevent a change in control or management.

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

    We currently occupy leased facilities in Costa Mesa, California for our executive headquarters, a leased facility in Plano, Texas for our cyber development operations, as well as a lease facility in Pleasanton, California for sales support. The Costa Mesa facilities include approximately 2,200 square feet for which we hold leases that terminate in November 2014. Our average monthly rent for this space is approximately $2,900 per month. The Plano facility consists of approximately 19,300 square feet for which we hold a lease that terminates at the end of April 2018. Our average monthly rent for the Plano space is approximately $14,300 per month.  Our Pleasanton office is approximately 2,800 square feet and $5,500 per month in rent. The lease terminates on August 2015. We also occupy a leased facility in Italy consisting of approximately 8,100 square feet with an average monthly rent of approximately $3,500 per month, which lease was acquired in connection with our acquisition of certain software assets of Bivio Networks, Inc. in October 2012.  We believe that our facilities are adequate for our operations for our Fiscal 2013.

ITEM 3.	LEGAL PROCEEDINGS

 The Company has been, and may from time to time, become a party to legal proceedings arising in the ordinary course of its business. The Company does not presently know of any matters that could have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The following table sets forth the range of high and low sales prices of our Common Stock for the periods indicated, as quoted on the OTCQB under the trading symbol ISCI.

	High	Low
Fiscal Year Ended September 30, 2013:
First Quarter	$0.13	$0.06
Second Quarter	0.13	0.08
Third Quarter	0.12	0.05
Fourth Quarter	0.07	0.02

Fiscal Year Ended September 30, 2012:
First Quarter	$0.12	$0.07
Second Quarter	0.20	0.08
Third Quarter	0.16	0.10
Fourth Quarter	0.14	0.07

    On December 19, 2013, the last trading price for our Common Stock as reported by the OTCQB was $0.03 and there were approximately 574 stockholders of record based on information provided by our transfer agent.

 We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

    Not a required disclosure for a smaller reporting company.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

    This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

    The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

Introduction

    Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Results of continuing operations. This section provides an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for Fiscal 2013 and Fiscal 2012.

•
Liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

Overview

    We are engaged in the design, development, and sale of a family of security products, consisting of cyber security solutions for government and commercial applications. Our current operations are located in California, Texas, Dubai, Italy, Malaysia, Singapore, and the United Kingdom. Our operations in Dubai, Italy, Singapore, and the United Kingdom were acquired in connection with our acquisition of certain software assets of Bivio Software in October 2012.

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

    Revenue Recognition. Our cyber-security business derives revenue from three principal sources, hardware, software, and maintenance, as follows:

    We generate revenue from the sale of licensing rights to its software products directly to end-users and through value-added resellers (“VARs”). We also generate revenue from sales of hardware, installation, and post contract support (maintenance), performed for clients who license its products. A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value. When evidence of fair value exists for the undelivered elements only, the residual method is used. Under the residual method, we defer revenue related to the undelivered elements based on VSOE of fair value of each of the undelivered elements and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

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

    Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from a deterioration of a customer’s ability to make required payments to the point where we believe it is likely that there has been an impairment of the customer's ability to make payments. Such allowances are established, maintained or modified at each reporting date based on the most current available information. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

    Goodwill and Other Intangible Assets. We acquired goodwill as a result of our purchase of Bivio Software.  As a result, we tested goodwill for impairment at the end of the third fiscal quarter ended June 30, 2013.  Our annual test date is at the end of the third fiscal quarter, however we will also test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  Goodwill impairment testing is performed as a single reporting unit.

    We have two approaches to evaluate the impairment of goodwill.  The first approach is a qualitative assessment.  The Company accumulates the relevant events and circumstances for each reporting unit subject to the qualitative assessment.  If the Company determines it is more likely than not that the fair value is higher than the carrying value, no additional evaluation is necessary. If the goodwill evaluation does not pass the qualitative assessment, we are required to use the quantitative measurement of the fair value of the reporting unit. Under this approach, the first step of the impairment test involves comparing the fair values of the single reporting unit with its carrying value.  If the carrying amount of the single reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the single reporting unit’s goodwill with the carrying value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Based on the results of our qualitative assessment, we do not believe its goodwill or intangible assets to be impaired as of September 30, 2013.

    Intangible assets with definite lives at September 30, 2013 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software or developed internally.  These assets are amortized on a straight-line basis over their estimated useful lives. We will test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  There was no impairment to our definite lived intangible assets as of September 30, 2013.

    We do not believe there is a reasonable likelihood that there will be a material change in the future estimates and assumptions we use to test for impairment losses on goodwill and intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

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

    We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the OTCQB at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the requisite service period.

    Executive Salary Continuation Plan Liability. We have estimated liability related to our Executive Salary Continuation Plan (the “ESCP”) based upon the expected lifetime of participants using Social Security mortality tables and discount rates comparable to rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which was 4.92% at September 30, 2013. Based upon this review, we used a 4.92% discount rate for determining ESCP liability at September 30, 2013.

    Derivatives. A derivative is an instrument, the value of which is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into complex financing transactions, including certain convertible debt transactions in Fiscal 2013 and Fiscal 2012 and certain warrant grants in Fiscal 2013 and Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. We may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Comparison of Fiscal Years Ended September 30, 2013 and September 30, 2012

Results of Continuing Operations

    The continuing operating results of our business for Fiscal 2013 and Fiscal 2012 are as follows:

	September 30, 2013	September 30, 2012 (1)	Change	Change (%)

Revenues	$501,000	$-	$501,000	100%
Cost of revenues	169,000	-	169,000	100%
Gross profit	332,000	-	332,000	100%
Operating expenses
General and administrative expense	7,774,000	5,115,000	2,659,000	52%
Research and development expense	7,597,000	4,063,000	3,534,000	87%
Total operating expenses	15,371,000	9,178,000	6,193,000	67%
Loss from operations	(15,039,000)	(9,178,000)	(5,861,000)	64%
Interest and other (income) expenses
Interest expense	14,121,000	6,581,000	7,540,000	115%
(Gain) loss from change in fair value of derivative liability	(4,602,000)	4,822,000	(9,424,000)	(195%	)
Other expense, net	62,000	113,000	(51,000)	(45%	)
Total interest and other expenses	9,581,000	11,516,000	(1,935,000)	(17%	)
Loss from continuing operations	(24,620,000)	(20,694,000)	(3,926,000)	19%
Provision for income taxes	46,000	3,000	43,000	1,433%
Net loss from continuing operations	(24,666,000)	(20,697,000)	(3,969,000)	19%
Loss from discontinued operations (net of $0 tax)	(3,050,000)	(6,719,000)	3,669,000	(55%	)
Gain (loss) on disposal of discontinued operations (net of $0 tax)	(309,000)	7,748,000	(8,057,000)	(104%	)
Net loss	$(28,025,000)	$(19,668,000)	$(8,357,000)	42%

Basic and diluted income (loss) per share:	September 30, 2013	September 30, 2012	Change	% of Change

Net loss from continuing operations	$(0.15)	$(0.17)	$0.02	(12%	)
Net income (loss) from discontinued operations	$(0.02)	$0.01	$(0.03)	(300%	)
Net income (loss)	$(0.17)	$(0.16)	$(0.01)	6%
Weighted average number of common shares outstanding, basic and diluted	163,042,000	123,624,000	39,418,000	32%

(1)
In March 2013, we ceased operations associated with our Government Business, and in January 2012 we ceased operations associated with our Thermal Imaging Business. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification ("ASC"), the results of operations related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

    Total Revenues. Total revenues for Fiscal 2013 were $501,000 compared to $0 during Fiscal 2012. Revenue was generated from sales and support of cyber security products primarily resulting from the acquisition of Bivio Software and its software maintenance revenue. Effective March 19, 2013, we discontinued our Government Business and completed our goal of transforming the Company into a pure cyber security company. We are continuing to focus on the development of the Cyber adAPT® product suite and are currently promoting sales of our other recently introduced products, Cyber NetFalcon® and Cyber NetControlTM. We believe these products could become a material contributor to our total revenue, however no assurances can be given that such outcome will materialize during Fiscal 2014, or at all.

    Cost of Revenues. Cost of revenue includes wages and related benefits of our personnel, as well as independent consultant and vendor expenses directly incurred in the manufacture, delivery and installation of products sold, plus related overhead expenses. For Fiscal 2013, cost of revenue was $169,000 compared to $0 for Fiscal 2012.

    General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and other costs, plus various fixed costs such as rent, utilities and telephone. For Fiscal 2013 general and administrative expenses increased $2.7 million to $7.8 million or 52% from $5.1 million in Fiscal 2012.  The increase for Fiscal 2013 consisted of a combination of increased stock-based compensation expense, marketing and legal fees, severance and other expenses.

    Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor fees and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. For Fiscal 2013 research and development expense increased $3.5 million to $7.6 million or 87% from $4.1 million in Fiscal 2012. The increase is largely related to the development expense of our Texas-based cyber security office, which we opened and began staffing in April 2011, and the acquisition of a research facility in Italy in connection with the acquisition of Bivio Software. Many of those expenses relate to the hiring of highly-skilled developers and support staff, software licensing expense, independent contractor fees and various operating leases of facilities and equipment to support product development. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. However, no assurances can be given that we will capitalize on our research and development initiatives.

    Interest Expense. Interest expense consists mainly of amortization of our debt discount and financing related costs. For Fiscal 2013, interest expense increased $7.5 million to $14.1 million or 115% from $6.6 million in Fiscal 2012. The increase in interest expense for Fiscal 2013 was primarily due to the issuance of additional debt to fund working capital expenses.

 Change in Fair Value of Derivative Liability. We revalued our embedded derivatives contained in certain convertible notes and warrants as of September 30, 2013.  For Fiscal 2013, our change in fair value of derivative liability changed by $9.4 million to a gain of $4.6 million or 195% from a loss of $4.8 million in Fiscal 2012. This gain from change in fair value of derivative liability for Fiscal 2013 was mainly the result of quarterly fluctuations in our stock price. Given the price volatility of our Common Stock, there could be additional substantial changes in the fair value of our derivative liability that we will be required to record in future reporting periods, unless and until our convertible debt instruments mature, are repaid, or are converted into preferred or Common Stock, and/or the warrants expire or are exercised for the purchase of Common Stock pursuant to their respective terms. Although no assurances can be given, in the event of such conversion or exercise, the derivative liability associated with these instruments would be eliminated.

    Provision for Income Taxes. Our provision for income taxes on continuing operations for Fiscal 2013 increased approximately $43,000 to $46,000 or 1,433% from $3,000 in Fiscal 2012. The increase in income taxes expense is due to foreign taxes paid from our foreign subsidiaries.

    Net Loss from Continuing Operations. Our net loss from continuing operations increased $4.0 million to $24.7 million, or 19% for Fiscal 2013, compared to a net loss of $20.7 million for Fiscal 2012, largely due to insufficient revenues to support our operations as well as a loss from change in fair value of derivative instruments. The net loss from continuing operations was increased further as a result of an increase in total costs and expenses and interest expenses in the comparable period.

 Net Income (Loss) from Discontinued Operations. Loss from discontinued operation for Fiscal 2013 decreased $3.7 million to $3.1 million, or 55% from $6.7 million in Fiscal 2012. The decrease was related to losses associated with the Government Business, which ceased in March 2013.  In Fiscal 2012, the loss from discontinued operations resulted from a combination of the Government Business and the Thermal Imaging Business, which was sold and ceased operation in Fiscal 2012.

    Loss per Share. Basic loss per share from continuing operations decreased $0.02 to $0.15 for Fiscal 2013, from $0.17 in Fiscal 2012. The change in basic loss per share was due to the changes in net loss.

Liquidity and Capital Resources

    Our liquidity in terms of both cash and cash equivalents decreased in during fiscal 2013, largely as a result of losses generated from continuing operations, partially offset by an increase in software revenue. As a result, we continued to have a working capital deficit for the current period as shown in the following table and discussed more fully below:

	Fiscal 2013	Fiscal 2012

Cash used in operating activities — continuing operations	$(16,352,000)	$(7,397,000)
Cash provided by (used in) investing activities — continuing operations	475,000	(98,000)
Cash provided by financing activities — continuing operations	16,157,000	3,523,000
Cash provided by (used in) continuing operations	$280,000	$(3,972,000)

Cash used in operating activities — discontinued operations	$(1,912,000)	$(5,690,000)
Cash provided by investing activities — discontinued operations	174,000	8,665,000
Cash provided by (used in) discontinued operations	$(1,738,000)	$2,975,000

	Cash and Cash Equivalents		Working Capital (Deficit)
September 30, 2012	$1,738,000		$(10,640,000)
Net dollar decrease as of September 30, 2013	(1,602,000)		(19,073,000)

September 30, 2013	$136,000		$(29,713,000)
Percentage decrease as of September 30, 2013	(92%	)	(194% )

    The $1.6 million use of cash during the year ended September 30, 2013 is a result of the following components: (i) cash used in operating activities of $16.4 million; (ii) cash provided by investing activities of $0.5 million; and (iii) cash provided by financing activities of $16.2 million.  Cash used in operating activities of $16.4 million was a result of the $28.0 million net loss from continuing operations, offset by $4.6 million non-cash gain in fair value of derivative liability, $11.7 million in non-cash interest expense, and other less significant factors related to various timing and cash deployment effects.  Cash provided by investing activities of $0.5 million was a result of $1.2 million in proceeds from sale of Thermal Imaging Division, partially offset by $0.6 million used in the acquisition of Bivio  and property and equipment expenditures.  Cash provided by financing activities of $16.2 million was a result of $17.8 million in proceeds from the issuance of the 2013 Notes, offset by related principal payments of notes, debt issuance costs and payments of capital lease obligations totaling $1.6 million. Cash used in discontinued operations of $1.7 million was mainly a result of $1.9 million in operations of discontinued operations, offset by the sale and disposal of discontinued operation fixed assets of $0.2 million.

    For Fiscal 2013, our loss from continuing operations was $24.7 million, as compared to a loss from continuing operations of $20.7 million for Fiscal 2012.  As of September 30, 2013, we had negative working capital and stockholders’ deficit of approximately $29.7 million and $55.6 million, respectively, compared to negative working capital and stockholders’ deficit of $10.1 million and $35.4 million, respectively, as of September 30, 2012.

    As of September 30, 2013, we had used substantially all of the cash obtained from the Thermal Imaging Asset Sale, the Revolving Credit Facility (defined below) and the 2013 Notes (defined below) to fund our operations, and have been unable to maintain positive cash flow during the twelve month period due to insufficient revenues. We generated significant net losses in the current and previous fiscal years.  We had approximately $136,000 of cash on hand as of September 30, 2013. Our operating expenses during the year ended September 30, 2013 were approximately $15.4 million. To continue funding anticipated operating expenses and satisfy indebtedness, we are currently seeking additional financing. However, no assurances can be given that such financing will be available on a timely basis, on acceptable terms, or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could have a materially adverse affect on our business and financial condition, and threaten our viability as a going concern.

Off-Balance Sheet Arrangements

    Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of September 30, 2013 and September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we are secondarily liable in the amount of $55,000 on a capital lease for equipment with Irvine Sensors, Inc., a company that assumed certain contractual responsibilities related to our discontinued Government Business and whose CEO is John Carson, our former Chief Strategy Officer.

Contractual Obligations and Commitments

    Debt. At September 30, 2013, we had approximately $43.9 million of debt, exclusive of discounts, which consisted of (i) the Revolving Credit Facility (defined below), in the original principal amount of $5.0 million; (ii) Senior Subordinated Convertible Notes (defined below) with an aggregate principal balance of approximately $17.4 million; (iii) Senior Subordinated Notes (defined below) with an aggregate principal balance of approximately $5.4 million, and (iv) Subordinated Notes (defined below) with an aggregate principal balance of approximately $16.1 million.

    Senior Secured Revolving Credit Facility

    In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5.0 million revolving credit facility from PFG (the “Revolving Credit Facility”).

    As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG and two PFG affiliated entities 7-year warrants to purchase, for $0.11 per share, an aggregate of 15.0 million shares of the Company’s common stock (the “PFG Warrants”).

    The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the loan accrues at the rate of 12% per annum, payable monthly, with the principal balance payable on the Maturity Date.

    Both Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) have unconditionally guaranteed repayment of $2.0 million of the Company’s monetary obligations under the Loan Agreement with PFG, and are jointly and severally responsible.  As discussed in Note 3, Costa Brava deposited $1.0 million into an escrow account.  As of September 30, 2013, Costa Brava and Griffin are still contractually bound to guarantee an additional $1 million of the PFG line of credit.  See Note 20 of the notes to the accompanying consolidated financial statements for further discussion of events subsequent to the reporting date related to the Senior Secured Revolving Credit Facility.

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

Senior Subordinated Secured Convertible Notes

During Fiscal 2012 and Fiscal 2013, we issued Senior Subordinated Secured Convertible Promissory Notes (the “Senior Subordinated Convertible Notes”) in the aggregate principal amount of $17.8 million to certain accredited investors, including Griffin. The Senior Subordinated Convertible Notes accrue interest at a rate of 12% per annum, and are secured by all of the Company’s assets.  The Senior Subordinated Convertible Notes issued during Fiscal 2012 (the “2012 Notes”) were originally set to mature on November 31, 2012, while Senior Subordinated Convertible Notes issued during Fiscal 2013 (the “2013 Notes”) were originally set to mature on November 31, 2013. As additional consideration, each purchaser of Senior Subordinated Convertible Notes received shares of Common Stock equal to 25% of the principal amount notes purchased, resulting in the issuance of an aggregate total of 43,130,000 shares of Common Stock. During Fiscal 2013, $200,000 in principal was repaid.

 During the year ended September 30, 2013, J.P. Turner & Company, L.L.C. (“J.P. Turner”) (the "Placement Agent") acted as placement agent for the sale of Senior Subordinated Convertible Notes in the principal amount of $2.5 million.  As consideration for is services as Placement Agent, J.P. Turner received (i) cash commissions totaling $285,000, (ii) an expense allowance of $55,000, and (iii) warrants to purchase up to 707,000 shares of Common Stock for $0.09 per share.

    The Senior Subordinated Convertible Notes are convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the outstanding principal and accrued interest of the Senior Subordinated Notes, divided by $0.12 per share (the “Conversion Price”). However, the 2012 Notes had a Conversion Price of $0.12 per share, or the price of shares sold by us to one or more investors in a subsequent financing resulting in gross proceeds in excess of $1.0 million. As the 2012 Notes had a floating conversion price, they were considered derivative liabilities and the Company recorded $237,000 as a derivative liability and related debt discount. The 2013 Notes also had a floating conversion price, and $2.1 million was recorded as a derivative liability and related debt discount.

    During Fiscal 2013, in order to extend the maturity date of the 2012 Notes to November 31, 2013 and eliminate the floating conversion price, all 2012 Notes were cancelled and exchanged for 2013 Notes. Also during Fiscal 2013, the Company and each respective holder of remaining Senior Subordinated Convertible Notes, including notes sold to clients of the Placement Agent,  entered into an amendment to extend the maturity date of the notes to January 31, 2014 (the “Amended Senior Subordinated Convertible Notes”). As additional consideration for this extension, the Company issued warrants to those holders of the Amended Senior Subordinated Convertible Notes to purchase an aggregate total of 9.3 million shares of Common Stock for $ 0.042 per share. On December 6, 2013, holders of Amended Senior Subordinated Convertible Notes in the aggregate principal amount of approximately $1.0 million notified the Company of their position that the Series D Offering meets the definition of a Qualified Financing, as such term is defined in the Amended Senior Subordinated Convertible Notes, and, as a result, the Amended Senior Subordinated Convertible Notes matured on November 1, 2013, a position the Company disputes. For further information regarding this dispute, please see the risk factors in Item 1A of this Annual Report on Form 10-K and Note 20 of the notes to the accompanying consolidated financial statements.

    As of September 30, 2013, $14.0 million of the Company’s debt had matured, and the remaining $3.4 million will mature between October 2013 and January 2014. The Company is in the process of working with the respective lenders of the debt to extend the maturity dates, however no assurances can be given that the Company will be successful in this effort. Subsequent to September 30, 2013, the Company was successful in negotiating a commitment from these lenders to convert this indebtedness into shares of Series D Preferred and Warrants on substantially the same terms offered in the Series D Offering. See Note 20 of the notes to the accompanying consolidated financial statements for further information regarding subsequent events relating to the Senior Subordinated Secured Convertible Notes.

Senior Subordinated Secured Notes

    In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due July 31, 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes. The owners of the Senior Subordinated Notes have not demanded payment as of September 30, 2013 and through the date of the filing of these financial statements with the Securities and Exchange Commission. See Note 20 for more information regarding events subsequent to the reporting date related to the Senior Subordinated Notes.

    Interest is calculated by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at September 30, 2013 was $5.4 million.

    The Senior Subordinated Notes are secured by substantially all of our assets pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between the Company and Costa Brava as representative of the Senior Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of us to PFG under the Revolving Credit Facility.

    Subordinated Secured Convertible Notes

    In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”), in the aggregate principal amount of $7.8 million and, in March 2011, the Company sold additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, the Company sold Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5.0 million. In addition, holders of existing notes with a principal balance of $1.1 million converted certain other notes outstanding at the time into Subordinated Notes during the year ended September 30, 2011. See Note 20 for further discussion of events subsequent to the reporting date related to the Subordinated Secured Convertible Promissory Notes.

    The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of Common stock, with the price per share calculated based on the weighted average price of the Common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During Fiscal 2013, the Company paid approximately $1.9 million of interest costs in the form of 22,079,000 shares of Common Stock.

    The principal and accrued, but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of our Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the conversion of the Subordinated Notes into Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common stock is $0.25 or greater for 30 consecutive trading days. As of September 30, 2013, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

    The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as the representative of the Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of us to PFG under the Revolving Credit Facility.

    As a result of the issuances of Subordinated Notes, including the 2013 Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at September 30, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the year ended September 30, 2013, approximately $30,000 in principal of Subordinated Notes was converted into approximately 438,000 shares of Common Stock.  The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at September 30, 2013 was $8.6 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

 Omnibus Amendments and Priority of Outstanding Debt

As of September 30, 2013, following the execution of the Fifth, Sixth and Seventh Omnibus Amendments on February 12, 2013, April 22, 2103 and August 7, 2013, respectively, our outstanding debt is ranked as follows: (i) the Revolving Credit Facility is senior to all other debt; (ii) the Senior Subordinated Convertible Notes and Subordinated Secured Notes rank pari passu with one another; and (iii) the Subordinated Notes rank junior to all other debt.

    Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $524,000 at September 30, 2013 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

    Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

    Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with us, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2013, including the Citigroup Pension Liability Index, which at September 30, 2013 was 4.92%. Based on this review, we used a 4.92% discount rate for determining the ESCP liability at September 30, 2013. Presently, two of our retired executives are receiving benefits aggregating $185,000 per annum under the ESCP. As of September 30, 2013, $1,142,000 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $185,000 is a current liability included in accrued expenses in the attached Condensed Consolidated Balance Sheets as we paid during Fiscal 2013.

Stock-Based Payments

    Aggregate stock-based compensation attributable to continuing operations for Fiscal 2013 and Fiscal 2012 was $629,000 and $471,000, respectively. Aggregate stock-based payments for operating expenses for Fiscal 2013 and Fiscal 2012 were $183,000 and $0, respectively.

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

    During Fiscal 2013, we issued the following equity instruments:

•	warrants to purchase 0.4 million shares of our Common Stock to our capital market advisors, valued at $19,000 as consideration for expenses related to investor relations and consulting fees;
•	warrants to purchase up to an additional 17.0 million shares Common Stock, valued at $17,000 as additional consideration for the issuance of certain Senior Subordinated Convertible Notes;
•
warrants to purchase 14.3 million shares of Common Stock, valued at $3.5 million to PFG, in consideration for the forbearance provided in relation to the financial covenants in the Loan Agreement of the Revolving Credit Facility;

•	warrants to purchase 1.0 million shares of Common Stock, valued at $113,000 to GFAC, in connection with the acquisition of Bivio Software;
•
warrants to purchase 0.7 million shares of Common Stock, valued at $15,000 to J.P. Turner as placement agent (the “Placement Agent”) for Senior Subordinated Convertible Notes issued between April and June 2013; and

•	warrants to purchase 9.3 million shares of Common Stock, valued at $270,000 to debt holders, in consideration for extension of $1.5 million of the $2.5 million raised by the Placement Agent.

    In Fiscal 2012, we issued to PFG warrants to purchase 15.0 million shares of Common Stock, valued at $250,000, in connection with the Revolving Credit Facility. We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility.

 We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of the notes to the accompanying consolidated financial statements included in this Annual Report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a non-vested stock award.

    For Fiscal 2013, stock-based compensation included compensation costs attributable to such periods for those stock options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated the annualized forfeiture rate related to unvested stock compensation to be 15.09%, which reduced stock-based compensation cost by $15,000 during Fiscal 2013. We granted options to purchase 6,396,000 shares of Common Stock in Fiscal 2013. During Fiscal 2012, options to purchase 7,766,000 shares of Common Stock were granted and previous awards of 7,900 shares of non-vested stock were vested.

 At September 30, 2013 the total compensation costs related to non-vested option awards not yet recognized was $409,000 and the weighted-average remaining vesting period of non-vested options at September 30, 2013 was approximately one year.

    Recent Accounting Pronouncements

    See Note 5 of the notes to the accompanying consolidated financial statements.

ITEM  7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not a required disclosure for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP dated December 23, 2013, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.           CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of Fiscal 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of Fiscal 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

    Changes in Internal Control over Financial Reporting.    We have identified potential improvements to our internal controls over financial reporting, some of which we implemented during Fiscal 2013, including the modification or expansion of internal process documentation to support the changing direction of the Company. During Fiscal 2013, we hired more experienced staff to strengthen our overall control environment, and to reduce the potential for errors related to systems limitations. We expect to continue to document, test and improve our internal controls over the next year as our staff become more seasoned with the company, and believe our current staffing to be adequate.  No assurances can be given that we will not identify control deficiencies, including potential material weaknesses in the future, or that we will be able to remedy any identified potential deficiencies or material weaknesses.

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

    Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of Fiscal 2013 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

    This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding the internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the “Dodd-Frank Wall Street Reform and Consumer Protection Act” which permanently exempts non-accelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

    Not applicable.

PART III

ITEM  10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

    The Board of Directors and executive officers consist of the persons named in the table below.  Vacancies on the Board may only be filled by a majority vote of the Board, or at a stockholder's meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present.  The directors are elected annually by the stockholders at the annual meeting.  Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide for at least one director.  The directors are as follows:

Name	Age	Director/Officer Since	Position
Bill Joll	51	2010	Chief Executive Officer and President
John Vong	40	2013	Chief Financial Officer
Scott Millis	59	2013	Chief Security Strategy Officer
Simon Williams(3)	45	2013	Chairman of the Board
Alexander Awan (2)	54	2013	Director
Theodore Lanes (1)	50	2010	Director
Jack Johnson (1)(4)	66	2008	Director
Chester P. White (2)	49	2010	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Mr. Johnson has notified the Company that, effective December 31, 2013, he will resign from the Company's Board of Directors.

Bill Joll became our Chief Executive Officer and President in December 2010, and, until November 2013, also served as on the Company’s Board of Directors. From October 2009 to June 2010, Mr. Joll was President of Velocitude, a mobile web services platform, until its acquisition by Akamai Technologies, Inc., a provider of cloudbased services for Web and mobile content and applications. From June 2010 through December 2010, Mr. Joll was involved with the integration of Velocitude into Akamai. From July 2008 through September 2009, Mr. Joll was an independent management consultant. From May 2006 through June 2008, Mr. Joll served as the President and Chief Executive Officer of On2 Technologies, a company focused on advanced video compression. From May 2005 to February 2006, Mr. Joll served as Vice President of Marketing for RealNetworks, a company focused on management and sharing of digital media. From October 2002 to May 2005, Mr. Joll was President and Chief Executive Officer of Threshold Networks, a company focused on enterprise application management. Mr. Joll holds BSEE and MScEE degrees from the University of Manitoba.

John Vong was appointed our Chief Financial Officer in April 2013.  Prior to joining the Company, Mr. Vong served as the vice-president and corporate controller for Spectrum Group International, Inc., a publicly traded company, from 2010 to 2013. Prior to Spectrum Group International, Inc., Mr. Vong was the Vice President of Finance for Clean Energy Fuels Corp. and the corporate controller for Fuel Systems Solutions, Inc., both publicly traded companies. Mr. Vong holds a B.S. in Business Administration from the University of California, Riverside, and a M.B.A from the University of California, Irvine. Mr. Vong is also a California Certified Public Accountant.

Scott Millis was appointed our Chief Security Strategy Officer in May 2013. Mr. Millis is a senior IT executive and industry pioneer with an exceptional talent for aligning IT security with business objectives. Formerly the chief IT strategy officer at McAfee, Mr. Millis brings years of experience and a deep understanding of all aspects of IT to the Company, including cybersecurity, application development, networking, computers, governance and data centers across diverse sectors including manufacturing, distribution, large enterprises and professional services. Previous positions include CTO at Courtlink and SVP, Data Processing at Foundation Health Corp.  Mr. Millis studied Computer Science at the University of California at Irvine.

    Simon Williams became Chairman of the Board in November 2013, and has served as a director since September 2013. Mr. Williams currently serves as Chief Technical Officer and Head of Products for GroundCntrl, Inc., a silicon valley based startup that builds solutions for Enterprise Process Analysis leveraging mobile devices, cloud computing and big data analytics. Mr. Williams also serves on the board of Byogy Renewables Inc., a biofuels organization that produces advanced biofuels from any source of bio ethanol. Prior to GroundCntrl, Mr. Williams was Senior Vice President of Product Management at Metaswitch Networks, Chief Technical Officer of Ericsson's IP and Broadband divisions, and held various senior-level sales and product management positions including Senior Vice President of Products, Marketing and Strategy for Redback Networks, which was acquired by Ericsson in 2007. Mr. Williams holds a B.Sc. in Electrical Engineering from Queen's University in Kingston, Ontario Canada.

    We believe Mr. Williams’s qualifications to serve on our Board include his extensive experience with startup technology companies in senior executive roles.

    Alexander Awan became a director in November 2013. Mr. Awan currently serves as President of McKinley Investments, Inc., and President of GTS Investments, Inc. Prior to McKinley Investments and GTS Investments, Mr. Awan served as President of PT. Extertainment Indonesia, a health and fitness club based in Indonesia, and President and Director of PT. Bayu Buana Tbk, a publicly listed travel service company based in Indonesia. Mr. Awan holds an M.B.A in industrial marketing from Loyola Marymount University, and a B.S. in accounting from the University of Southern California.

    We believe Mr. Awan’s qualifications to serve on our Board include his extensive business and investment experience, as well as his accounting background.

    Theodore Lanes became a director in November 2013. Theodore Lanes is the founder and owner of Lanes Management Services, a Los Angeles based consulting firm specializing in interim management and a project consultant to a wide range of clients. Through Lanes Management Services, Mr. Lanes has served as interim CFO for a NASDAQ listed developer of luxury skin care products. Prior to founding Lanes Management Services, Mr. Lanes served as a Board member and Chief Financial Officer for a NASDAQ listed software developer, where he led the IPO and sale of the company. Mr. Lanes holds an M.B.A from the University of Southern California and a B.S. in business administration and finance from California State University, Long Beach.

    We believe Mr. Lanes’ qualifications to serve on our Board include his public company board experience, and extensive business experience with high technology companies.

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

    There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any officer or director during the past ten years.  There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

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

    Based solely on a review of these forms, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended September 30, 2013, but had one or more late filings related to the acquisition and/or disposition of securities.

Code of Ethics and Business Conduct

    We have adopted a code of ethics and conduct that applies to all of our employees including our principal executive officer, our principal financial and accounting officer, and all members of our finance department performing similar functions. The full text of our code of ethics and conduct is posted on our web site at http://www.isc8.com under the Investors/Regulatory Filings. We intend to disclose future amendments to certain provisions of our code of ethics and conduct, or waivers of such provisions, applicable to our directors and executive officers, at the same location on our web site identified above.

Committees of the Board of Directors

    The Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee each of which has the composition and responsibilities described below.

Audit Committee

    The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, preapproval of any nonaudit services to be performed by and all fees to be paid to our independent auditors, the performance of our accountants, our accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee. The Audit Committee currently consists of two directors, Mr. Johnson, who has served as its Chairman since his election to the Board in July 2008, and Mr. Lanes, who was appointed to serve as a member of the Audit Committee on November 21, 2013. Mr. Lanes will replace Mr. Johnson, following to Mr. Johnson’s resignation from the Board on December 31, 2013. An additional member or members will be appointed to the Audit Committee at that time.

    The Board has determined that Mr. Johnson is “independent” as that term is defined under the NASDAQ listing standards and under the rules established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Johnson, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in Item 407(d)(5) of Regulation SK. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules and regulations of the SEC.

Compensation Committee

    This Committee reviews and approves our general compensation policies, makes recommendations to the Board as to the salaries of our officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. The Compensation Committee consists of two directors, Mr. White, who serves as its Chairman, and Mr. Awan.

Nominating and Corporate Governance Committee

    The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection by this Committee. This Committee also reviews and recommends our policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee consists of Mr. Williams, who serves as its Chairman. We believe that the members of our Nominating and Corporate Governance Committee are "independent" as defined under the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of September 30, 2013 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Bill Joll	2013	299,998	167	—	—	—	—	68,258	368,423
Chief Executive Officer (1)	2012	303,461	—	—	—	—	—	25,772	329,233

John Vong	2013	80,432	—	—	128,000	—	—	2,770	211,202
Chief Financial Officer (4)	2012	—	—	—	—	—	—	—	—

Scott Millis	2013	65,772	—	—	40,000	—	—	2,703	108,475
Chief Security Strategy Officer (5)	2012	—	—	—	—	—	—	—	—

(1)	Mr. Joll became our principal executive officer in December 2010.
(2)
Nonqualified Deferred Compensation in our plan is derived from a market-based security, our Common Stock, and as such, does not contribute above-market earnings to the accounts of the named individuals.

(3)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan”.
(4)	Mr. Vong joined the Company as its Chief Financial Officer on April 3, 2013.
(5)	Mr. Millis joined the Company as its Chief Security Strategy Officer on May 20, 2013.

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

Near-Term Compensation, Paid in Cash

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

Long-Term Compensation, Awarded in Equity

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

Total Compensation

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

Base Salary

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

    Following this review for Fiscal 2013 and Fiscal 2012, there were no adjustments to the base salaries of the Named Executive Officers. In addition, the base salaries for Messrs. Joll, Vong and Millis were governed by the terms of their employment agreements.

Discretionary Bonus

    The Compensation Committee has the discretion under extraordinary circumstances to award bonuses to Named Executive Officers based, in part, upon the recommendation of the Chief Executive Officer. The Chief Executive Officer did not recommend any discretionary bonuses to Named Executive Officers and none were awarded for Fiscal 2013 or Fiscal 2012.

Annual Incentive Awards Plan

    During Fiscal 2013 and Fiscal 2012, the Compensation Committee awarded 2013 and 2012 incentive compensation for executive officers based on its assessment of 2013 and 2012 performance and to more closely align executive compensation with our annual operating plan as measured by financial results. The Compensation Committee determines incentive targets for each Named Executive Officer after considering the recommendation of our Chief Executive Officer. Annual incentive plan awards are designed to reward personal contributions to our success. The thresholds for executive officers to earn incentive awards for Fiscal 2013 and Fiscal 2012 were set at attaining target revenues or sales orders of the respective business unit for which the Named Executive Officer was responsible and, for the Chief Executive Officer, Chief Security Strategy Officer, and Chief Financial Officer, at attaining specified financing targets for the Company. Achievement of the threshold award level was to result in 100% of the target incentive award associated with each metric for each Named Executive Officer, with incentive awards increasing linearly as achievement exceeded threshold levels up to 150% of the target incentive awards being earned at 150% achievement of performance targets. For exceptional achievement above 150% of target, incentive awards were to be based on specified metrics for each Named Executive Officer and were to be paid in stock.

    For exceptional achievement in Fiscal 2013 and Fiscal 2012, performance-measured incentive award targets for Named Executive Officers were established, with payments to be made through a combination of stock awards and cash. Since both potential stock and cash awards for Fiscal 2013 and Fiscal 2012 were based on performance measurements within a twelve-month period, any such awards would not be considered long-term incentive awards as discussed below, even though a portion of such stock awards may not have become fully vested upon grant.

    No Named Executive Officer was paid an incentive award for Fiscal 2013 and Fiscal 2012. Mr. Joll waived potential incentive awards for Fiscal 2013 and Fiscal 2012.

Long-Term Equity-Based Incentive Awards

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

    We presently have our 2006 Omnibus Incentive Plan (the “2006 Plan”), approved by stockholders in June 2006, our 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) and our 2011 Omnibus Incentive Plan (the “2011 Plan”), approved by stockholders in March 2011, in effect to implement long-term equity-based incentive awards.  Under the 2006 Plan and the 2011 Plan, we have the ability to grant different forms of equity compensation, including stock options (including both incentive and non-qualified stock options), stock appreciation rights, non-vested stock and non-vested stock units, performance awards and other stock grants. Under the 2010 Plan, we may only grant non-incentive stock options to eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act of 1933, as amended.  In Fiscal 2013 and Fiscal 2012, the maximum permissible number of option grants were made to various officers and directors under the 2010 Plan, and no further grants may presently be made under that Plan. Of the various mechanisms available, we have historically focused on the use of stock options or grants of restricted stock as equity compensation for our employees, depending on our financial circumstances and then current employee perceptions as to the incentive value of such instruments. We believe both types of instruments can provide long-term incentives that are commensurate with total stockholder return and employee retention.

Stock Options

    For Fiscal 2013 and Fiscal 2012, we made stock option grants primarily to new employees who joined the Company. The compensation amounts shown for stock options in the Summary Compensation Table are calculated in accordance with ASC 718 Stock Compensation and represent the amount of compensation earned during Fiscal 2013 and Fiscal 2012 that is reflected in our financial statements. Actual compensation earned from stock options can be higher or lower than the compensation expense recognized for purposes of ASC 718.

    For Fiscal 2013, options to purchase 1,750,000 and 1,000,000 shares of Common Stock were granted to Mr. Vong and Mr. Millis, respectively.  These options were subsequently cancelled on October 21, 2013, and options to purchase 10,852,828 were issued to both Mr. Vong and Mr. Millis, respectively.

    Grants of Common Stock or options provided to executive officers are typically granted pursuant to action by the Compensation Committee of our Board either by unanimous written consent or at a duly constituted meeting of the Compensation Committee in person on the same day as a regularly scheduled meeting of the Board, in conjunction with ongoing review of each executive officer’s individual performance, unless the executive officer is a new hire or other individual performance considerations are brought to the attention of our Compensation Committee during the course of the year. Such a Compensation Committee meeting is usually scheduled well in advance, without regard to earnings or other major announcements by us. We intend to continue this practice of generally approving stock-based awards concurrently with regularly scheduled meetings, unless earlier approval is required for new hires, new performance considerations or retention purposes. In accordance with our 2006 Plan, our 2010 Plan and our 2011 Plan, the exercise price of all stock options must be at least equal to or greater than the closing price of our Common Stock on the date of the stock option grants.

    Outstanding equity awards held by named executive officers at the year ended September 30, 2013, are shown in the following table:

Outstanding Equity Awards at Year Ended September 30, 2013

		Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)

Bill Joll Chief Executive Officer and President (1)	825,000	175,000	0.11	12/24/2020	175,000
	9,250,000	750,000	0.15	6/15/2021	750,000
	4,917,000	83,000	0.09	3/10/2021	83,000

John Vong Chief Financial Officer (1)	437,000	1,313,000	0.09	4/11/2023	1,313,000

Scott Millis Chief Security Strategy Officer (1)	139,000	861,000	0.05	8/5/2013	861,000

(1)    On October 21, 2013 the Board approved the cancellation and reissuance of employee incentive stock options to purchase 145.0 million shares of Common Stock with a strike price of $0.042. As of September 30, 2013, Messrs. Joll, Vong, and Millis' outstanding stock options were cancelled, and, in turn, they received options to purchase 43,411,313 shares, 10,852,828 shares, and 10,852,828 shares, respectively.

Non-Qualified Deferred Compensation Plan.

    We maintain a deferred compensation plan (the “Non-Qualified Deferred Compensation Plan”), for certain key employees with long-term service with us, including three executive officers and other non-executive employees. This plan was established to recognize long-term service and to motivate such employees to continue their employment with us. Annual contributions are made at the discretion of our Board. All contributions under this plan are in the form of our Common Stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board has historically contributed 10,000 shares of Common Stock to the deferred compensation plan each fiscal year so long as such contribution does not exceed approximately $262,000 in value, but the Board did not make such a contribution for Fiscal 2013 or Fiscal 2012, and there is no assurance that this practice will be continued in the future. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditors’ claims. Shares in this plan are fully vested and may be distributed to each plan beneficiary when they retire or terminate from service with us.

ISC8 Inc. 401(k) and Stock Bonus Plan

    Our employees participate in the ISC8 Inc. 401(k) and Stock Bonus Plan (the "ESBP" or our "Employee Stock Bonus Plan"), a tax-qualified retirement plan established in Fiscal 1982 and funded annually with stock contributions to encourage employee retention and align employee interests with those of outside stockholders. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in our contribution to the ESBP in any fiscal year of the ESBP (the "Plan Year"), an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by us at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of our Common and Preferred Stock; thus, we have not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. In the year ended September 30, 2013, an employee’s account vested at a rate of 20% per year and was 100% vested after five years of employment or upon attaining age 65, whichever comes first. Participants are allowed to diversify contributions made in shares of our Common Stock into other investment options after having attained three years of service. There are no special vesting rates for executives. All executive officers named in the Summary Compensation Table participate in the ESBP.

    During Fiscal 2013, we anticipated contributing 9,075,000 shares of Common Stock to the ESBP with an estimated valued of $272,000.  These shares will be contributed during November 2013. During Fiscal 2012, we contributed 6,000,000 shares of Common Stock to the ESBP valued at $600,000 as of the date of contribution. Historically, we have contributed approximately 10% of gross annual payroll to the ESBP, but there is no assurance that we will continue this practice in the future. The value of contributions to the accounts of the Named Executive Officers for Fiscal 2013 and Fiscal 2012 have been included in All Other Compensation in the Summary Compensation Table based on valuation at September 30, 2013 and September 30, 2012, the last dates of the respective fiscal years, the effective dates when allocations were made to participant accounts.

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

Employment Contracts, Termination of Employment and Change-In-Control Agreements

Employment Contracts.

    We have employment contracts with our current named principal executive officer, Mr. Bill Joll and our two other highest paid Named Executive Officers as of September 30, 2013, Messrs. Vong and Millis.

    Under the employment agreement with Mr. Joll (the “Joll Employment Agreement”), Mr. Joll receives an initial base salary of $300,000 per year and a bonus of $50,000 upon the effectiveness date of the Joll Employment Agreement, and will be eligible to receive discretionary bonuses from time to time targeted at 50% of base salary each year based on performance goals established from time to time by the Compensation Committee. The Joll Employment Agreement also provided that Mr. Joll would be granted (i) a ten year stock option to purchase 5,000,000 shares of Common Stock, of which 2,000,000 of the shares subject to such option would be immediately vested upon the grant date, and the balance of which would vest in 36 equal monthly installments thereafter; and (ii) within 60 days after our 2011 stockholder meeting, an additional ten year stock option to purchase that number of shares of Common Stock equal to the greater of (1) 10,000,000 shares or (2) five percent (5%) of the total of (A) the Common Stock then outstanding, (B) the Common Stock issuable upon conversion of all of our outstanding Preferred Stock and other convertible securities, and (C) the Common Stock issuable upon exercise of all options and warrants then outstanding, of which 1,000,000 of the shares subject to such option would be immediately vested upon the grant date, and the balance of which would vest in 36 equal monthly installments thereafter. As discussed above under Long-Term Equity-Based Incentive Awards, Mr. Joll has been awarded an option to purchase an aggregate of 16,000,000 shares of our Common Stock pursuant to the terms of the Joll Employment Agreement. The options described above will be subject to the terms of our equity incentive plan then in effect, except that such options will remain outstanding until the earlier of (i) five years following Mr. Joll’s termination without cause (as defined in the Joll Employment Agreement) or a termination upon Mr. Joll’s death or permanent disability, or (ii) the respective termination date of such option, provided that no further vesting will occur after the termination of Mr. Joll’s service (as defined in our equity incentive plan then in effect) with us. In the event Mr. Joll’s employment is terminated due to death, all stock options will become fully vested and a pro rated bonus will be paid to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Joll’s employment is terminated due to disability (as defined in the Joll Employment Agreement), all stock options will vest in full and be exercisable for five years following termination of employment, Mr. Joll will receive a continuation of base salary until Mr. Joll is eligible for short-term disability payments under our group disability policies, but not exceeding 90 days, and Mr. Joll will receive a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Joll’s employment is terminated without cause (as defined in the Joll Employment Agreement) or due to resignation for good reason (as defined in the Joll Employment Agreement), Mr. Joll will be entitled to receive: (1) salary continuation payments for 24 months; (2) a prorated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment; (3) full vesting of stock options and such stock options will be exercisable for five years following termination of employment; and (4) COBRA benefits on an after-tax basis for twelve months if Mr. Joll elects COBRA coverage. The term of the Joll Employment Agreement is the lesser of five years and the termination of Mr. Joll’s employment and the agreement will automatically renew for successive terms of two years unless certain prior notice is given.

    Under the employment agreement with Mr. Vong (the “Vong Employment Agreement”), Mr. Vong will receive an initial base salary of $170,000 per year and be eligible to receive discretionary bonuses from time to time targeted at 50% of base salary each year based on performance goals established from time to time by the Compensation Committee. Under the terms of the Vong Employment Agreement, Mr. Vong received stock option to purchase 1,750,000 shares of Common Stock, pursuant to the 2011 Plan, which shares vest monthly over a three year term, beginning in April 2013. In the event Mr. Vong’s employment is terminated due to death, all stock options will become fully vested and a pro rated bonus will be paid to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Vong’s employment is terminated due to disability (as defined in the Vong Employment Agreement), all stock options will vest in full and be exercisable for five years following termination of employment, Mr. Vong will receive a continuation of base salary until Mr. Vong is eligible for short-term disability payments under our group disability policies, but not exceeding 90 days, and Mr. Vong will receive a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment.

    Under the employment agreement with Mr. Millis (the “Millis Employment Agreement”), Mr. Millis will receive an initial base salary of $190,000 per year and be eligible to receive discretionary bonuses from time to time targeted at 50% of base salary each year based on performance goals established from time to time by the Compensation Committee. Under the terms of the Millis Employment Agreement, Mr. Millis received the option to purchase 1,000,000 shares of Common Stock, pursuant to the 2011 Plan, which shares vest monthly over a three year term, beginning in April 2013. In the event Mr. Millis' employment is terminated due to disability (as defined in the Millis Employment Agreement), all stock options will vest in full and be exercisable for five years following termination of employment, Mr. Millis will receive a continuation of base salary until Mr. Millis is eligible for short-term disability payments under our group disability policies, but not exceeding 90 days, and Mr. Millis will receive a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment.

Termination of Employment, Change-in-Control.

    We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our Named Executive Officers, changes in their compensation or a change in control except as set forth in their respective employment agreements and as set forth below.

    Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Plan, 2010 Plan and 2011 Plan and our prior option plans generally provide for accelerated vesting of such grants immediately prior to the effective date of a change in control, unless the obligations of the non-vested securities are assumed by the successor corporation or its parent, or the value of such non-vested securities are replaced by a cash incentive program of the successor corporation or its parent that provides for the realization of such value no later than the original vesting date of the replaced non-vested securities. Non-vested grants of stock options, restricted stock or other equity-related securities under our 2006 Plan, 2010 Plan and 2011 Plan also become fully vested in the event of Ordinary Retirement, which is defined to be retirement on or after the date at which the sum of the retiree’s age and number of years of employment with us exceeds eighty-five years for employees or, if the holder of the non-vested security is a non-employee director, when the number of years of service to us exceeds five years. None of our existing Named Executive Officers met the criteria for Ordinary Retirement as of September 30, 2013. None of our current non-employee directors meet the criteria for Ordinary Retirement. The 2006 Plan and 2011 Plan also permit the Compensation Committee or the Board to make future non-vested grants of options or restricted stock to executive officers and directors that vest upon such executive officers’ and directors’ termination from service with us under other conditions.

    As discussed above, all of our full-time employees, including all of our named executive officers, participate in the ESBP and are eligible for distribution of benefits thereunder upon their retirement.

Director Compensation

    Directors who are our employees are not separately compensated for their services as directors or as members of committees of the Board. Effective January 2011, directors who were not our employees or affiliates of Costa Brava Partnership III L.P., our largest stockholder and debt holder, received an annual retainer of $13,000, $1,500 for each regularly-scheduled, in-person Board meeting attended, $750 for each telephonic Board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended. During Fiscal 2013 and Fiscal 2012, our directors could elect to have a portion of their cash compensation paid in shares of our Common Stock, issued and valued after our periodic report was filed for the fiscal period in which the compensation was earned. During Fiscal 2013 and Fiscal 2012, Mr. Dumont made such election. The Board is currently reviewing compensation for directors and Committee members for Fiscal 2014. Any adjustments to director compensation will be approved by the Compensation Committee. Under our 2006 Plan and our 2011 Plan, the Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors. All outstanding options held by directors have a term of ten years and an exercise price equal to the then-current market price of our Common Stock.

    Compensation of directors in Fiscal 2013 is presented in the following table. The value of stock and option awards is the expense recorded by us pursuant to ASC 718. We do not include a provision for forfeiture related to future service and vesting in that expense. The actual compensation realized from Common Stock awards can be higher or lower than the compensation expense recognized for purposes of ASC 718.

Director Compensation for the Year Ended September 30, 2013

Name	Fees Earned or Paid in Cash (4)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Seth Hamot (1)	-	-	-	-	-	-	-
Bill Joll (1)	-	-	-	-	-	-	-
Marc Dumont (1)	13,000	14,000	-	-	-	-	27,000
Jack Johnson (2)	28,000	-	-	-	-	-	28,000
Thomas M. Kelly (1)	24,000	-	-	-	-	-	24,000
Chester P. White	24,000	-	-	-	-	-	24,000
Robert L. Wilson (1)	34,000	-	-	-	-	-	34,000
Simon Williams (3)	-	-	-	-	-	-	-

(1)	Each of these directors resigned from the Company's Board of Directors, effective November 21, 2013.
(2)	Mr. Johnson will resign from the Company's Board of Directors on December 31, 2013.
(3)	Mr. Williams joined our Board of Directors on September 18, 2013.
(4)	Amounts in this column include $85,000 in accrued board fees as of September 30, 2013.

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

    As of December 20, 2013, we had two classes of voting stock outstanding: (i) Common Stock; and (ii) Series D Preferred. The following tables sets forth information regarding shares of Series D Preferred and Common Stock beneficially owned as of December 20, 2013 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Series D Preferred and Common Stock.  Percent ownership is calculated based on 414 shares of Series D Preferred and 231,681,176 shares of Common Stock outstanding at December 20, 2013.

Beneficial Ownership of the Series D Preferred
Name (1)	Series D Convertible Preferred Stock(2)(3)	% Ownership of Class
RS Investment Management	30	7.25%
Slamet Santoso Gondokusumo	50	12.08%
McKinley Investment, Inc.	118	28.28%
Granite Point Capital Master Fund LP	40	9.66%
Costa Brava Partnership III LP (4)	100	24.15%

(1)	Each of the Company’s officers and directors were excluded from this table, as none of our officers or directors hold shares of Series D Preferred.
(2)
Subject to the limitations in the Certificate of Designation, each share of Series D Preferred is convertible into that number of shares of Common Stock equal to the Stated Value, divided by the Conversion Price, as defined in the Certificate of Designation. As of December 20, 2013, the Conversion Price was $0.042.

(3)
Each share of Series D Preferred votes, on an as converted basis, along with the Common Stock. The Certificate of Designation contains a provision preventing the conversion of shares of Series D Preferred if, as a result of such exercise, the holder would beneficially own, together with all other shares of Common Stock beneficially owned by such holder, in excess of 4.99% of the Company's Common Stock issued and outstanding.

(4)
Seth W. Hamot is the President and sole member of Roark, Rearden & Hamot, LLC, which is the General Partner of Costa Brava Partnership III LP. The securities reported are directly owned by Costa Brava Partnership III LP, but may be deemed to be indirectly beneficially owned by Roark, Rearden & Hamot, LLC and Mr. Hamot. Mr. Hamot has sole voting control and investment power of these shares of Common Stock. While Mr. Hamot and Roark, Rearden & Hamot, LLC have elected to report the indirect beneficial ownership of the entire number of securities owned by Costa Brava Partnership III LP, each of them disclaims beneficial ownership of any securities, and any proceeds thereof, that exceed its or his pecuniary interest therein and/or that are already distributed to it or him. Mr. Hamot was a member of the Company’s Board of Directors until his resignation on November 21, 2013.

Beneficial Ownership of our Common Stock

Name	Sole Voting or Investment Power		Shared Voting or Investment Power		Aggregate Beneficial Ownership	Percent of Beneficial Ownership(1)
Bill Joll	18,088,047		14,746,154	(11)(12)(13)	32,834,201	13.15%
John Vong	4,522,012	(3)	14,746,154	(11)(12)(13)	19,268,166	8.16%
Scott Millis	4,522,012	(4)	—		4,522,012	1.92%
Chester P. White	43,793,898	(5)(6)	—		43,793,898	18.89%
Jack Johnson	504,360	(7)	—		504,360	*
Simon Williams	1,180,395	(8)	—		1,180,395	*
Alexander Awan	—		—		—	*
Theodore Lanes	—		—		—	*
All current directors and executive officers as a group (8 persons)	72,610,724		14,746,154	(11)(12)(13)	102,103,032	33.58%
5% Stockholders Not Listed Above:

Costa Brava Partnership III LP	79,832,494		—		79,832,494	34.48%
Principal Trust Company, TTEE ISC8 Inc. 401(K) and Stock Bonus Plan	—		14,746,154		14,746,154	5.52%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)
Shares owned and percentage ownership attributable to Messrs. Joll and Vong and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of Common Stock held by our Employee Stock Bonus Plan and our Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Messrs. Joll and Vong are members, and by extension the group of all current directors and executive officers which includes Messrs. Joll and Vong, and are thereby deemed to each hold the voting or investment power of all shares of Common Stock held by those Plans.

(2)	All securities over which Mr. Joll has sole voting and investment power are issuable upon exercise of Common Stock options exercisable within sixty days of December 20, 2013.

(3)	All securities over which Mr. Vong has sole voting and investment power are issuable upon exercise of Common Stock options exercisable within sixty days of December 20, 2013.

(4)	All securities reported by Mr. Millis are issuable upon exercise of Common Stock options exercisable within sixty days of December 20, 2013.

(5)
Mr. White is the Managing Member of Griffin Partners LLC, which is the General Partner of The Griffin Fund LP. The securities reported are directly owned by The Griffin Fund LP, but may be deemed to be indirectly beneficially owned by Griffin Partners LLC, and Mr. White. Mr. White has sole voting control and investment power of shares of Common Stock. While Mr. White and Griffin Partners, LLC have elected to report the indirect beneficial ownership of the entire number of securities owned by The Griffin Fund LP, each of them disclaims beneficial ownership of any securities, and any proceeds thereof, that exceed its or his pecuniary interest therein and/or that are already distributed to it or him.

(6)	Includes 312,500 shares issuable upon exercise of Common Stock options held by Mr. White directly within sixty days of December 20, 2013.

(7)	Includes 312,500 shares issuable upon exercise of Common Stock options within sixty days of December 20, 2013.

(8)	Includes 416,667 shares issuable upon exercise of Common Stock options and 312,500 shares issuable upon exercise of warrant within sixty days of December 20, 2013.

(9)
Includes 28,485,268 shares issuable upon exercise of options and warrants exercisable within sixty days of December 20, 2013, which represents the sum of all such shares issuable upon exercise of options held by all executive officers and directors as a group.

(10)
Seth W. Hamot is the President and sole member of Roark, Rearden & Hamot, LLC, which is the General Partner of Costa Brava Partnership III LP. The securities reported are directly owned by Costa Brava Partnership III LP, but may be deemed to be indirectly beneficially owned by Roark, Rearden & Hamot, LLC and Mr. Hamot. Mr. Hamot has sole voting control and investment power of these shares of Common Stock. While Mr. Hamot and Roark, Rearden & Hamot, LLC have elected to report the indirect beneficial ownership of the entire number of securities owned by Costa Brava Partnership III LP, each of them disclaims beneficial ownership of any securities, and any proceeds thereof, that exceed its or his pecuniary interest therein and/or that are already distributed to it or him. Mr. Hamot was a member of the Company’s Board of Directors until his resignation on November 21, 2013.

(11)
The named individual is a member of the Administrative Committee and the Deferred Plan Administrative Committee, and has shared voting and investment power over all shares held by our Employee Stock Bonus Plan and Deferred Compensation Plan.

(12)
An Administrative Committee, comprised of Messrs. Joll and Vong during Fiscal 2013, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the ISC8 Inc. 401(k) and Stock Bonus Plan, the Employee Stock Bonus Plan, for the benefit of our employees. The Administrative Committee has voting and investment power over all securities held under such Plan.

(13)
A Deferred Plan Administrative Committee, comprised of Messrs. Joll and Vong during Fiscal 2013, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the ISC8 Inc. Deferred Compensation Plan, for the benefit of our key employees who are participants in such Plan. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

    Other than the transactions described below, since the beginning of Fiscal 2013, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, (a) to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (b) in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading Executive Compensation. Each of the transactions described below was reviewed and approved or ratified by our Board of Directors, and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, it is anticipated that any future such transactions will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transactions will be reviewed and approved by our Board of Directors.

    Related to the recapitalization that took place on October 30, 2013, Costa Brava and Griffin Partners, L.P., two of the largest shareholders and related parties of the Company, agreed to forgive approximately $14.4 million of Senior Subordinated Notes in exchange for approximately 100.0 million shares of restricted Common Stock, which shares vest if the daily closing price of the Company’s Common stock meets or exceeds $0.143 per share.

    Griffin Partners LP served as our placement agent for the Series D Offering.  In consideration for their services, Griffin Partners LP received $75,000 in fees.  Mr. White is the general partner of Griffin Partners LP, and is also a member of the Company’s Board of Directors.

Director Independence

    Although our Common Stock is no longer listed on a national securities exchange, we have elected to retain the NASDAQ listing standards to determine director independence. Four of our five directors are independent directors (as independence is defined under NASDAQ listing standards). They are Messrs. Awan, Johnson, Lanes, and Williams.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

    Audit Fees:  Our independent registered public accounting firm for Fiscal 2013, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) billed us an aggregate of $167,000 for professional services rendered for the audit of our financial statements for Fiscal 2013 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods of Fiscal 2013. Squar Milner billed us an aggregate of $297,000 for professional services rendered for the audit of our financial statements for Fiscal 2012, and for the review of the financial statements included in Quarterly Reports on Form 10-Q for the quarterly periods of Fiscal 2012.

    Audit Related Fees:  Squar Milner billed us $103,000 and $77,000 for audit related fees in Fiscal 2013 and Fiscal 2012, respectively.

    Tax Fees:  During Fiscal 2013 and Fiscal 2012, Squar Milner billed us an aggregate of $13,000 and $7,000 for professional services rendered in the preparation of our Fiscal 2013 and Fiscal 2012 tax returns, respectively.

    All Other Fees:  We did not engage Squar Milner to provide any other services for either Fiscal 2013 and Fiscal 2012.  Except for the fees for services described under Audit Fees and Tax Fees above, we did not pay Squar Milner any other fees or engage Squar Milner for any other services during Fiscal 2013 and Fiscal 2012.

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

(3)           Exhibits

    The following is a complete list of Exhibits furnished, filed or incorporated by reference as part of this annual report.

Exhibit Number	Exhibit Description

3.1.1	Certificate of Incorporation of the Registrant (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (2)

3.1.3	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (3)

3.1.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (4)

3.1.5	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (5)

3.1.6
Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock from 500,000,000 to 800,000,000 and change of name of corporation to ISC8 Inc. from Irvine Sensors Corporation (6)

3.1.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series D Convertible Preferred Stock (7)

3.1.8	Certificate of Elimination of the Series A-1 10% Cumulative Convertible Preferred Stock (8)

3.1.9	Certificate of Elimination of the Series A-2 10% Cumulative Convertible Preferred Stock (8)

3.1.10	Certificate of Elimination of the Series C Convertible Preferred Stock (8)

3.2	By-laws, as amended and currently in effect (9)

10.1*	Amended and Restated 2006 Omnibus Incentive Plan (10)

10.2*	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (11)

10.3*	2010 Non-Qualified Stock Option Plan (12)

10.4*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan (13)

10.5*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll (14)

10.6*	Non-Incentive Stock Option Agreement between the Company and Bill Joll (15)

10.7*	Employment Agreement dated December 23, 2010 between the Company and John Carson (16)

10.8*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart (17)

10.9*	Employment Agreement dated December 23, 2010 between the Company and John Stuart (18)

10.10*	2011 Omnibus Incentive Plan (19)

10.11*	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (20)

10.12*	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (21)

10.13*	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan (22)

10.14*	Senior Management Performance Bonus Plan (23)

10.15*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (24)

10.16*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (25)

10.17*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (26)

10.18*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan (27)

10.19*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan (28)

10.20*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (29)

10.21*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (30)

10.22*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (31)

10.23*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005 (32)

10.24	Form of Indemnification Agreement between the Registrant and its directors and officers (33)

10.25	Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (34)

10.26	Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010 (35)

10.27	Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders (36)

10.28	Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (36)

10.29	Voting Agreement dated December 23, 2010 among the Company, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan, Costa Brava and Griffin (38)

10.30	Form of Indemnification Agreement for directors designated by Costa Brava and Griffin (39)

10.31	Form of Subscription Agreement for Bridge Notes (40)

10.32	Form of Bridge Note (41)

10.33	Form of Agent Common Stock Warrant for Bridge Note Financing (42)

10.34	Form of Joinder Agreement (43)

10.35	Form of 12% Senior Subordinated Secured Promissory Note issued by the Company to Costa Brava on March 16, 2011 and to Costa Brava and Griffin on March 31, 2011 (44)

10.36	Security Agreement dated March 16, 2011 between the Company and Costa Brava as representative of the Note holders (45)

10.37	Omnibus Amendment dated March 16, 2011 between the Company and Costa Brava and Griffin (46)

10.38	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued to Costa Brava and Griffin on March 31, 2011 (47)

10.39	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011 (48)

10.40	Security Agreement dated July 1, 2011 (49)

10.41	Second Omnibus Amendment dated July 1, 2011 (50)

10.42	Asset Purchase Agreement dated October 17, 2011 by and between the Company and Vectronix, Inc. (51)

10.43	Stockholder Voting and Support Agreement dated October 17, 2011 by and among Purchaser and certain of the Company’s stockholders (52)

10.44†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC (53)

10.45*	Confidential Transition Agreement and Release dated October 25, 2011 by and between the Company and John J. Stuart, Jr. (54)

10.46*	Offer Letter of Employment dated August 15, 2011 by and between the Company and Dan Regalado, as amended on September 9, 2011 (55)

10.47	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (56)

10.48	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (57)

10.49	Foreclosure Sale Agreement dated October 4, 2012 between the Company and GF Acquisition Co. 2012, LLC (58)

10.50	Form of Forbearance, Limited Waiver and Consent under Loan and Security Agreement between the Company and Partners for Growth III, L.P. dated August 21, 2012 (59)

10.51*	401(k) and Stock Bonus Plan (60)

10.52*	Trust Agreement for the 401(k) and Stock Bonus Plan (61)

10.53	Form of Senior Subordinated Secured Promissory Note due November 30, 2012 issued on September 28 and October 3, 2012. (62)

10.54	Extension of Forbearance Under Loan and Security Agreement between the Company and PFG dated September 28, 2012. (62)

10.55	Form of Warrant issued to PFG as of September 28, 2012 in connection with the Extension of Forbearance Under Loan and Security Agreement. (62)

10.56	Form of 2013 Note, dated February 12, 2013. (63)

10.57	Fifth Omnibus Amendment, dated February 12, 2013. (63)

10.58	Sixth Omnibus Amendment, dated April 29, 2013. (64)

10.59	Form of Warrant, dated April 30, 2013. (64)

10.60	Ninth Forbearance Extension, dated July 1, 2013. (64)

10.61	Seventh Omnibus Amendment, dated August 7, 2013. (64)

10.62	Intercreditor Agreement, dated August 7, 2013. (65)

10.63	Form of Subscription Agreement, dated August 8, 2013. (65)

10.64	Form of Subscription Agreement, dated October 31, 2013. (66)

10.65	Form of Warrant, dated October 31, 2013. (66)

10.66	Form of Investor Rights Agreement, dated October 31, 2013. (66)

10.67	Form of Voting Agreement, dated October 31, 2013. (66)

10.68	Loan Modification, dated November 1, 2013. (66)

14.1	Code of Ethics (67)

21.1	Subsidiaries of the Registrant

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) the Consolidated Balance Sheets at September 30, 2013 and September 30, 2012, (ii) the Consolidated Statements of Operations for the 52 weeks ended September 30, 2013 and the 52 weeks ended September 30, 2012, (iii) the Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows for the 52 weeks ended September 30, 2013 and the 52 weeks ended September 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.**

(1)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).

(2) Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008 (File No. 001-08402).

(3) Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008 (File No. 001-08402).

(4) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009 (File No. 001-08402).

(5) Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(6) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012 (File No. 001-08402).

(7)  Incorporates by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on November 5, 2013 (File No. 001-08402).

(8)  Incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2013 (File No. 001-08402).

(9)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402) and by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on November 5, 2013 (File No. 001-08402).

(10)  Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2009 as filed with the SEC on May 13, 2009 (File No. 001-08402).

(11) Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 31, 2007 (File No. 001-08402).

(12) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(13)  Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(14) Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(15)  Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(16) Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(17)  Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(18) Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(19) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(20) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(21) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(22) Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(23) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

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

(29)  Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(30)  Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(31)  Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(32)  Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(33)  Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 as filed with the SEC on December 29, 2000 (File No. 001-08402).

(34) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(35) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(36) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(37) Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(38) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(39) Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(40) Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(41) Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(42)  Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(43) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 6, 2011 (File No. 001-08402).

(44) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(45) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(46) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(47) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2011 (File No. 001-08402).

(48) Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(49) Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(50) Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(51) Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011 (File No. 001-08402).

(52) Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011 (File No. 001-08402).

(53) Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009 (File No. 001-08402).

(54) Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011 (File No. 001-08402).

(55) Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011 (File No. 001-08402).

(56) Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011 (File No. 001-08402).

(57) Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011 (File No. 001-08402).

(58) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on October 3, 2012 (File No. 001-08402).

(59) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 6, 2012 (File No. 001-08402).

(60) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 as filed with the SEC on June 20, 2012 (File No. 333-182235).

(61) Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 as filed with the SEC on June 20, 2012 (File No. 333-182235).

(62) Incorporated by reference Exhibits 10.55, 10.56 and 10.57, respectively, to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 28, 2012 (File No. 001-08402).

(63) Incorporated by reference to Exhibit 10.1 and 10.2, respectively, to the Registrant's Current Report on Form 8-K as filed with the SEC on February 14, 2013 (File No. 001-08402).

(64)	Incorporated by reference to Exhibit 10.1 and 10.3, respectively, to the Registrant's Current Report on Form 8-K as filed with the SEC on May 9, 2013 (File No. 001-08402).

(65) Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K as filed with the SEC on August 13, 2013 (File No. 001-08402).

(66) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Registrant's Current Report on Form 8-K as filed with the SEC on November 5, 2013 (File No. 001-08402).

(67) Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K as filed with the SEC on December 24, 2003 (File No. 001-08402).

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

ISC8 INC.

By:	/s/ Bill Joll Bill Joll Chief Executive Officer and President (Principal Executive Officer) Dated: December 23, 2013

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bill Joll	/s/ John Vong
Bill Joll	John Vong
Chief Executive Officer and President	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: December 23, 2013	Dated: December 23, 2013

/s/ Simon Williams	/s/ Alexander Awan
Simon Williams, Chairman of The Board and Director Dated: December 23, 2013	Alexander Awan, Director Dated: December 23, 2013

/s/ Theodore Lanes	/s/ Jack Johnson
Theodore Lanes, Director	Jack Johnson, Director
Dated: December 23, 2013	Dated: December 23, 2013

/s/ Chester P. White
Chester P. White, Director
Dated: December 23, 2013

ISC8 INC.

ISC8 Inc.
Consolidated Balance Sheets
	September 30, 2013	September 30, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$136,000	$1,738,000
Accounts receivable, net	119,000	-
Note receivable	-	1,200,000
Deposit on PFG credit line	1,000,000	-
Prepaid expenses and other current assets	561,000	59,000
Current assets of discontinued operations	-	499,000
Total current assets	1,816,000	3,496,000
Restricted cash	75,000	-
Property and equipment, net	753,000	121,000
Goodwill	393,000	-
Intangible assets, net	790,000	8,000
Deferred financing costs, net	715,000	963,000
Other assets	126,000	63,000
Non-current assets of discontinued operations	297,000	1,490,000
Total assets	$4,965,000	$6,141,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,024,000	$604,000
Accrued expenses	3,066,000	2,203,000
Deferred revenue	221,000	-
Senior secured revolving credit facility, net of discount	4,908,000	4,567,000
Senior subordinated secured convertible promissory notes, net of discount	15,793,000	1,119,000
Senior subordinated secured promissory notes	5,392,000	4,790,000
Capital lease obligations, current portion	447,000	-
Other current liabilities	-	34,000
Current liabilities from discontinued operations	678,000	819,000
Total current liabilities	31,529,000	14,136,000
Subordinated secured convertible promissory notes, net of discount	8,570,000	6,470,000
Capital lease obligations, less current portion	77,000	-
Derivative liability	19,245,000	19,925,000
Executive salary continuation plan liability	957,000	975,000
Other liabilities	139,000	65,000
Total liabilities	60,517,000	41,571,000
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B 900 shares issued and outstanding as of September 30, 2013 and 2012, liquidation preference of $866,000 and $926,000, respectively (2)	-	-
Common stock, $0.01 par value, 800,000,000 shares authorized; 205,581,000 and 131,559,000 shares issued and outstanding at September 30, 2013 and 2012, respectively (3)	2,056,000	1,316,000
Paid-in capital	181,443,000	174,157,000
Accumulated other comprehensive loss	(123,000)	-
Accumulated deficit	(239,252,000)	(211,227,000)
ISC8 stockholders’ deficit	(55,876,000)	(35,754,000)
Noncontrolling interest	324,000	324,000
Total stockholders’ deficit	(55,552,000)	(35,430,000)
Total liabilities and stockholders’ deficit	$4,965,000	$6,141,000

(1) The consolidated balance sheet as of September 30, 2012 has been derived from the audited consolidated financial statement included in the Company’s 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Consolidated Financial Statements.

(2) The number of shares of Preferred Stock issued and outstanding has been rounded to the nearest one hundred (100).

(3) The number of shares of Common Stock issued and outstanding has been rounded to the nearest one thousand (1000).

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Operations
	Fiscal Years Ended
	September 30, 2013	September 30, 2012 (1)

Revenues	$501,000	$-
Cost of revenues	169,000	-
Gross profit	332,000	-
Operating expenses:
General and administrative expense	7,774,000	5,115,000
Research and development expense	7,597,000	4,063,000
Total operating expenses	15,371,000	9,178,000
Operating loss	(15,039,000)	(9,178,000)
Interest and other (income) expense
Interest expense	14,121,000	6,581,000
(Gain) loss from change in fair value of derivative liability	(4,602,000)	4,822,000
Other expense, net	62,000	113,000
Total interest and other expense	9,581,000	11,516,000
Loss from continuing operations before provision for income taxes	(24,620,000)	(20,694,000)
Provision for income taxes	46,000	3,000
Loss from continuing operations	(24,666,000)	(20,697,000)
Loss from discontinued operations (net of $0 tax)	(3,050,000)	(6,719,000)
Gain (loss) on disposal of discontinued operations (net of $0 tax)	(309,000)	7,748,000
Income (loss) from discontinued operations (net of $0 tax)	(3,359,000)	1,029,000
Net loss	$(28,025,000)	$(19,668,000)

Basic and diluted net loss per common share
Net loss from continuing operations	$(0.15)	$(0.17)
Net income (loss) from discontinued operations	$(0.02)	$0.01
Net loss	$(0.17)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	163,042,000	123,624,000

(1) The consolidated statement of operations as of September 30, 2012 was derived from the audited consolidated financial statement included in the Company’s 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the results of operations related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements

ISC8 INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	September 30, 2013	September 30, 2012
Net loss	$(28,025,000)	$(19,668,000)
Other comprehensive loss before tax from continuing operations:
Foreign currency translation adjustments, net of $0 tax	(123,000)	-
Comprehensive loss attributable to ISC8	$(28,148,000)	$(19,668,000)

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Stockholders’ Deficit

	Series B Preferred Stock Shares Issued (1)(2)		Common Stock Shares Issued (1)		Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Accumulated other Compre-hensive income	Total Stock- holders’ Deficit
	Number	Amount	Number	Amount
Balance at October 2, 2011	1,800	$-	113,696,000	$1,137,000	$171,385,000	$(191,558,000)	324,000	-	(18,712,000)
Common stock issued upon conversion of preferred stock	(900)	-	1,719,000	17,000	(17,000)	-	-	-	-
Common stock warrants issued for senior secured revolving credit facility	-	-	-	-	432,000	-	-	-	432,000
Common stock warrants issued for senior secured revolving credit facility reclassified to derivative liability					(1,049,000)		-	-	(1,049,000)
Common stock options exercised	-	-	2,541,000	25,000	218,000	-	-	-	243,000
Common stock issued to pay interest in lieu of cash to subordinated secured convertible promissory note holders	-	-	13,163,000	132,000	1,315,000	-	-	-	1,447,000
Common stock issued to pay operating expenses	-	-	292,000	3,000	31,000	-	-	-	34,000
Common stock warrants exercised	-	-	15,000	-	2,000	-	-	-	2,000
Stock-based compensation expense – vested stock	-	-	133,000	2,000	17,000	-	-	-	19,000
Stock-based compensation expense	-	-	-	-	1,820,000	-	-	-	1,820,000
Amortization of deferred stock-based compensation	-	-	-	-	2,000	-	-	-	2,000
Others					1,000	(1,000)	-	-	-
Net loss	-	-	-	-	-	(19,668,000)	-	-	(19,668,000)
Balance at September 30, 2012	900	$-	131,559,000	$1,316,000	$174,157,000	$(211,227,000)	$324,000	-	(35,430,000)
Common stock issued to employee retirement plans	-	-	6,000,000	60,000	540,000	-	-	-	600,000
Common stock issued upon conversion of preferred stock	-	-	120,000	1,000	(1,000)	-	-	-	-
Common stock issued upon conversion of debt	-	-	438,000	4,000	26,000	-	-	-	30,000
Common stock options exercised	-	-	1,132,000	11,000	92,000	-	-	-	103,000
Common stock issued to pay interest in lieu of cash to subordinated secured convertible promissory note holders	-	-	22,079,000	221,000	1,706,000	-	-	-	1,927,000
Common stock issued to pay operating expenses	-	-	1,126,000	11,000	173,000	-	-	-	184,000
Common stock warrants issued to investment banking firm	-	-		-	745,000	-	-	-	745,000
Common stock issued to noteholders	-	-	43,130,000	431,000	2,968,000	-	-	-	3,399,000
Stock-based compensation expense	-	-	-	-	1,038,000	-	-	-	1,038,000
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(123,000)	(123,000)
Others	-	-	(3,000)	1,000	(1,000)	-	-	-	-
Net loss	-	-	-	-	-	(28,025,000)	-	-	(28,025,000)
Balance at September 30, 2013	900	$-	205,581,000	$2,056,000	$181,443,000	$(239,252,000)	$324,000	$(123,000)	(55,552,000)

(1)	Amounts of Preferred Stock, Common Stock and warrants issued have been rounded to nearest one hundred (100).
(2)	On September 6, 2013, the Company filed Certificates of Elimination with the Delaware Secretary of State eliminating the Series A-1, Series A-2 and Series C Preferred Stock.

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Cash Flows
	Fiscal Years Ended
	September 30, 2013	September 30, 2012(1)
Cash flows from operating activities:
Net loss	$(28,025,000)	$(19,668,000)
(Income) loss from discontinued operations	3,359,000	(1,029,000)
Loss from continuing operations	(24,666,000)	(20,697,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	402,000	42,000
Non-cash interest expense	11,652,000	5,878,000
Change in fair value of derivative liability	(4,602,000)	4,822,000
Non-cash stock-based compensation	812,000	471,000
Changes in assets and liabilities:	-	-
Increase in accounts receivable	(119,000)	-
Prepaid expenses and other current assets	(184,000)	55,000
Other assets	(108,000)	(33,000)
Accounts payable and accrued expenses	497,000	2,095,000
Deferred revenue	(18,000)	-
Executive Salary Continuation Plan liability	(18,000)	(30,000)
Net cash used in operating activities	(16,352,000)	(7,397,000)

Cash flows from investing activities:
Property and equipment expenditures	(180,000)	(98,000)
Proceeds from sale of Thermal assets	1,200,000	-
Net cash paid related to acquisition of Bivio	(569,000)	-
Principal payments on note receivable	24,000	-
Net cash provided by (used in) investing activities	475,000	(98,000)

Cash flows from financing activities:
Proceeds from unsecured convertible promissory notes	17,831,000	1,200,000
Proceeds from revolving credit line	-	5,000,000
Proceeds from options exercised	103,000	245,000
Debt issuance costs paid	(440,000)	(180,000)
Deposit on PFG credit line	(1,000,000)	-
Principal payments of notes payable	(200,000)	(2,729,000)
Principal payments of capital leases	(137,000)	(13,000)
Net cash provided by financing activities	16,157,000	3,523,000

Cash flows from discontinued operations:
Net cash used in operating activities	(1,912,000)	(5,690,000)
Net cash used in Investing activities	174,000	8,665,000
Net cash (used in) provided by discontinued operations	(1,738,000)	2,975,000
Effect of exchange rate changes on cash	(144,000)	-
Net decrease in cash and cash equivalents	(1,602,000)	(997,000)
Cash and cash equivalents at beginning of period	1,738,000	2,735,000
Cash and cash equivalents at end of period	$136,000	$1,738,000

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$60,000	$785,000
Non-cash conversion of 2012 Notes to 2013 Notes, including paid in kind interest	$5,571,000	$-
Equipment financed with capital leases	$582,000	$-
Conversion of notes and accrued interest to common stock	$30,000	$-
Common stock issued to pay accrued interest	$1,927,000	$1,447,000
Common stock issued to pay operating expenses	$-	$32,000
Issuance of common stock as debt discount	$3,401,000	$-
Warrants issued for senior secured revolving credit facility	$1,965,000	$682,000
Common stock warrants issued for senior secured revolving credit facility reclassified to derivative liability	$-	$1,049,000
Senior Subordinated Note issued to settle accrued interest	$601,000	$394,000
Issuance of note receivable for sale of property and equipment	$200,000	$-
Employee stock based plan contribution	$600,000	$800,000

Supplemental cash flow information:
Cash paid for interest	$1,412,000	$973,000
Cash paid for income taxes	$3,000	$3,000

(1) The condensed consolidated statement of operations as of September 30, 2012 was derived from the audited consolidated financial statement included in the Company’s 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

    Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”), ISC8 Europe Limited (“ISC8 Europe”). Of the Company’s subsidiaries, only ISC8 Europe presently has operating activities and assets, separate employees and facilities. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at September 30, 2013 or September 30, 2012.

    Reclassifications. Certain amounts in the consolidated financial statements have been reclassified in order to conform to the current year presentation.

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

    Acquisition of Bivio Software. On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”), dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon® and the Network Content Control System Business of Bivio Networks, Inc. and certain of its subsidiaries, an international provider of cyber-security solutions and products (“Bivio” or “Bivio Software”). The purchase price was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.01 per share ("Common Stock"), at the lower of $0.12 or the price of a future equity financing (“Bivio Warrant”). In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, and other liabilities related to Bivio Software. See Note 12 of these Notes to the Consolidated Financial Statements.

    Discontinued Operations. On January 31, 2012, the Company sold its Thermal Imaging Business, consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products, to Vectronix, Inc. (“Vectronix”) (the “Thermal Imaging Asset Sale”), pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “Thermal Imaging APA”).

    On March 19, 2013, the Company discontinued its government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”), to focus on the Company’s cyber-security business.  The Company's former Vice Chairman and Chief Strategist, John Carson, who originally founded the Government Business, has formed Irvine Sensors Corporation, an unrelated entity, to continue the Government Business.

    The results of operations and the assets of both the Thermal Imaging Business and Government Business are now presented as discontinued operations in the consolidated financial statements through the date of dissolution, as applicable, in accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”). To provide comparability between the periods, the consolidated financial information for all periods presented has been reclassified to reflect the Company’s results of continuing operations. See Note 13 of these Notes to the Consolidated Financial Statements.

    Change in Fiscal Year End-Date. On June 28, 2013, the Company’s Board of Directors unanimously approved a change to the Company’s fiscal year end-date from the last Sunday of September to September 30. Accordingly, Fiscal 2013 ended on September 30, 2013, rather than September 29, 2013. The Company did not change its prior period presentation reflecting the current change in fiscal year because the difference is immaterial.

    Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management prepares estimates for a number of factors, including derivative liability, stock-based compensation, warrants valuation, revenue recognition, valuation of goodwill and other intangible assets, allowance for doubtful accounts and notes receivable, and deferred tax assets and liabilities. The Company believes its estimates of derivative liabilities, and warrants valuation to be the most sensitive estimates impacting financial position and results of operations in the near term.

    Revenue Recognition. The Company’s cyber-security business derives revenue from three principal sources, hardware, software, and maintenance, as follows:

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

    Until March of 2013, the Company derived revenue from the Government Business, which is reported as part of the results of discontinued operations. The Government Business revenue consists of cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price contracts. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under U.S. government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable. Billings in excess of costs and estimated earnings under U.S. government research and development contracts are accounted for as advanced billings on uncompleted contracts.

    The Government Business contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and U.S. government representatives. The U.S. government has approved of the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“Fiscal 2004”) and has notified the Company of its plan to audit its indirect contract costs for the 52 weeks ended October 2, 2005 (“Fiscal 2005”). The government has not yet scheduled audit of the Company’s indirect contract costs for the 52 weeks ended October 1, 2006 (“Fiscal 2006”), the 52 weeks ended September 30, 2007 (“Fiscal 2007”), the 52 weeks ended September 28, 2008 (“Fiscal 2008”), the 52 weeks ended September 27, 2009 (“Fiscal 2009”), the 52 weeks ended October 3, 2010 (“Fiscal 2010”), the 53 weeks ended October 2, 2011 (“Fiscal 2011”) or Fiscal 2012. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

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

    Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the debt transactions entered into in Fiscal 2013 and Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice- (“Binomial Lattice”) pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

   Accounts Receivable. Accounts receivable consists of amounts billed and currently due from customers and do not bear interest. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts.

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

    Research and Development Costs. The Company’s research and development costs related to the development of our cyber security technologies.  Such cost include but are not limited to wages and related benefits, consulting fees, third party licensing fees, depreciation, rent, and expenses associated with the development of our cyber security technologies.

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

    Deferred Costs. The Company capitalizes issuance costs incurred with third parties in connection with various debt financings, which are amortized over the term of the related debt instruments using the effective interest method.

    Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires the fair value of all option grants or stock issuances made to employees or directors to be recorded as an expense. These amounts are expensed over the requisite service periods of each award using the straight-line attribution method, after consideration of the estimated forfeiture rate. The Company calculates stock based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. In the event of a modification of an option grant, the Company calculates a fair value based on the modified terms, and immediately records this value as an expense.

    The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. Typically, the vesting period for such stock option grants has been three to four years for non-officer employee awards, and either two-year or immediate vesting for officers and directors, although options have sometimes been granted with other vesting periods. In some fiscal years, the Company has also issued non-vested stock grants to new employees and outside directors, typically with vesting periods of three years.

    For stock and warrants issued to non-employees in exchange for services, the Company records expense based on the fair value of common stock and warrants issued to service providers at the date of such issuance or the fair value of the services received, whichever is more reliably measurable, and is recognized over the requisite service period.

    During Fiscal 2013 and Fiscal 2012, the Company granted options to purchase 6,985,000 and 7,765,000 shares of its Common Stock, respectively. The following assumptions were used for the valuation of the grants in Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012
Risk free interest rate	0.13 – 1.77%	0.29% -3.24%
Expected life	6.5 - 7.0 years	5.0 - 7.0 years
Expected volatility	66.8 – 99.5%	49.8% - 77.2%
Expected dividend yield	None	None

    Expected life of options granted is computed using the mid-point between the requisite service period and contractual life of the options granted (the “simplified method”). Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.

    Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for Fiscal 2013 and Fiscal 2012.

    Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At September 30, 2013, management believed no indications of impairment existed.

    Income Taxes. The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets. An individual tax position has to meet the more likely than not standard for some or all of the benefits of that position to be recognized in the Company’s financial statements. (See Note 17).

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

    Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net loss from continuing operations per common share. Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net loss from continuing operations per common share. (See Note 11). For instruments such as convertible debt and convertible preferred stock, dilution is computed using the if-converted method.

    Cash and Cash Equivalents. For purposes of the Consolidated Financial Statements, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

    Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, notes receivable, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 3, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under existing debt instruments at September 30, 2013 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

    Concentration of Credit Risk. The Company does not typically have a significant amount of accounts receivable at any given time, and therefore does not believe the concentration of receivables across our customers to pose any significant credit risk. At times, the Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such loss.

    Subsequent Events. Management has evaluated events subsequent to September 30, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. See Note 20 for a discussion of events occurring subsequent to September 30, 2013.

Note 2 – Notes Receivable

    On January 31, 2012, the Company sold its Thermal Imaging Business (see Note 13) and as of September 30, 2012, had a balance of $1.2 million as the final receivable associated with the sale. On February 1, 2013, the final payment was received.

Note 3 – Deposit on PFG Credit Line

    During July 2013, Costa Brava deposited $1.0 million in an escrow account held by PFG (the “PFG Guarantee Fund”), which will be used for the repayment of the Revolving Credit Facility. Costa Brava irrevocably transferred the rights, title and interest of this PFG Guarantee Fund account to the Company.  In exchange for such rights received, the Company issued a $1.0 million Senior Secured Convertible Note to Costa Brava.

Note 4 – Restricted Cash

    On May 23, 2013, the Company obtained a letter of credit as part of the new operating lease requirement (the “Plano Lease”) to its new facility in Plano, Texas. To establish a letter of credit, the Company’s bank required a deposit of $75,000 in an escrow account, which has been classified as restricted cash in the accompanying condensed consolidated balance sheet. The Plano Lease allows the Company to reduce the amount held in escrow when certain financial milestones are met.

Note 5 – Recent Accounting Pronouncements

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

Note 6 – Going Concern

    The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in previous fiscal years.  In Fiscal 2013, the Company has a loss from continuing operations of $24.7 million.  As of September 30, 2013, the Company also had negative working capital and stockholders’ deficit of approximately $29.7 million and $55.5 million, respectively.

    Management believes that the Company’s losses in recent years have primarily been the result of increased research and development expenditures related to the cyber technology and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, who are considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of September 30, 2013.

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

Note 7 — Goodwill and Other Intangible Assets

    The Company acquired goodwill as a result of its purchase of Bivio Software.  As a result, the Company tested goodwill for impairment at the end of the third fiscal quarter ended June 30, 2013.  The Company’s annual test date is at the end of the third fiscal quarter, however the Company will also test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  Goodwill impairment testing is performed as a single reporting unit.

    The Company has two approaches to evaluate the impairment of goodwill.  The first approach is a qualitative assessment.  The Company accumulates the relevant events and circumstances for each reporting unit subject to the qualitative assessment.  If the Company determines it is more likely than not that the fair value is higher than the carrying value, no additional evaluation is necessary. If the goodwill evaluation does not pass the qualitative assessment, the Company is required to use the quantitative measurement of the fair value of the reporting unit. Under this approach, the first step of the impairment test involves comparing the fair values of the single reporting unit with its carrying value.  If the carrying amount of the single reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the single reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Based on the results of the Company’s qualitative assessment, the Company does not believe its goodwill or intangible assets to be impaired as of June 30, 2013.

    Intangible assets with definite lives at September 30, 2013 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software.  These assets are amortized on a straight-line basis over their estimated useful lives. The Company will test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  There were no indications of impairment through September 30, 2013.

    We do not believe there is a reasonable likelihood that there will be a material change in the future estimates and assumptions we use to test for impairment losses on goodwill and intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

Note 8 — Debt Instruments

    As of September 30, 2013, the Company had the following outstanding debt instruments:

	Principal balance at issuance date	Principal balance at September 30, 2013	Unamortized Debt Discount balance at September 30, 2013	Net Balance
Senior Secured Revolving Credit Facility	$5,000,000	$5,000,000	$(92,000)	$4,908,000
Senior Subordinated Secured Convertible Promissory 2013 Notes	17,831,000	17,375,000	(1,582,000)	15,793,000
Senior Subordinated Secured Promissory Notes	4,000,000	5,392,000	-	5,392,000
Subordinated Secured Convertible Promissory Notes	15,051,000	16,092,000	(7,522,000)	8,570,000

Senior Secured Revolving Credit Facility

    In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5.0 million revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG and two PFG affiliated entities 7-year warrants to purchase, for $0.11 per share, an aggregate of 15.0 million shares of the Company’s common stock (the “PFG Warrants”).

    The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the loan accrues at the rate of 12% per annum, payable monthly, with the principal balance payable on the Maturity Date.

    Both Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) have unconditionally guaranteed repayment of $2.0 million of the Company’s monetary obligations under the Loan Agreement with PFG, and are jointly and severally responsible.  As discussed in Note 3, Costa Brava deposited $1.0 million in an escrow account.  As of September 30, 2013, Costa Brava and Griffin are still contractually bound to guarantee an additional $1.0 million of the PFG line of credit.  See Note 20 for further discussion of events subsequent to the reporting date related to the Senior Secured Revolving Credit Facility.

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

    The Company was not in compliance with certain debt convenants. As such, the table below summarizes the various waiver and forbearance extensions and all warrants issued to PFG. The exercise price of the Waiver Warrants is equal to the lower of the Next Equity Financing Effective Price (the "NEFEP") or a stated price per share determined at the date of issue of each forbearance extension.  Since the conversion price through the eighth forbearance extension was not fixed, each waiver warrant was considered to be a derivative liability and the Company recorded $1.7 million in derivative liability related to these instruments.

Forbearance	Extension Through Date	Exercise Price per share	Exercisable Share
Waiver	September 30, 2012	Lower of NEFEP or $0.11	2,045,455
Forbearance Extension	October 31, 2012	Lower of NEFEP or $0.11	2,045,455
Second Forbearance Extension	December 15, 2012	Lower of NEFEP or $0.11	2,045,455
Third Forbearance Extension	January 31, 2013	Lower of NEFEP or $0.11	2,045,455
Fourth Forbearance Extension	February 28, 2013	Lower of NEFEP or $0.11	2,045,455
Fifth Forbearance Extension	March 31, 2013	Lower of NEFEP or $0.11	2,045,455
Sixth Forbearance Extension	April 30, 2013	Lower of NEFEP or $0.11	2,045,455
Seventh Forbearance Extension	May 31, 2013	Lower of NEFEP or $0.11	2,045,455
Eighth Forbearance Extension	June 30, 2013	Lower of NEFEP or $0.11	2,045,455
Ninth Forbearance Extension	October 28, 2013	$0.01	2,232,143
Total			20,641,238

    As of September 30, 2013, no shares have been exercised by PFG related to any of the shares issuable under the warrants related to the forbearance extensions.

Senior Subordinated Secured Convertible Notes

    During Fiscal 2012 and Fiscal 2013, we issued Senior Subordinated Secured Convertible Promissory Notes (the “Senior Subordinated Convertible Notes”) in the aggregate principal amount of $17.8 million to certain accredited investors, including Griffin. The Senior Subordinated Convertible Notes accrue interest at a rate of 12% per annum, and are secured by all of the Company’s assets.  The Senior Subordinated Convertible Notes issued during Fiscal 2012 (the “2012 Notes”) were originally set to mature on November 31, 2012, while Senior Subordinated Convertible Notes issued during Fiscal 2013 (the “2013 Notes”) were originally set to mature on November 30, 2013. As additional consideration, each purchaser of Senior Subordinated Convertible Notes received shares of Common Stock equal to 25% of the principal amount notes purchased, resulting in the issuance of an aggregate total of 43,130,000 shares of Common Stock. During Fiscal 2013, $200,000 in principal was repaid.

    During the year ended September 30, 2013, J.P. Turner & Company, L.L.C. (“J.P. Turner”) (the "Placement Agent") acted as placement agent for the sale of Senior Subordinated Convertible Notes in the principal amount of $2.5 million.  As consideration for is services as Placement Agent, J.P. Turner received (i) cash commissions totaling $285,000, (ii) an expense allowance of $55,000, and (iii) warrants to purchase up to 707,000 shares of Common Stock for $0.09 per share.

    The Senior Subordinated Convertible Notes are convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the outstanding principal and accrued interest of the Senior Subordinated Notes, divided by $0.12 per share (the “Conversion Price”). However, the 2012 Notes had a Conversion Price of $0.12 per share, or the price of shares sold by us to one or more investors in a subsequent financing resulting in gross proceeds in excess of $1.0 million. As the 2012 Notes had a floating conversion price, they were considered derivative liabilities and the Company recorded $237,000 as a derivative liability and related debt discount.  The 2013 Notes also had a floating conversion price, and $2.1 million was recorded as a derivative liability and related debt discount.

During Fiscal 2013, in order to extend the maturity date of the 2012 Notes to November 30, 2013, all 2012 Notes were cancelled and exchanged for 2013 Notes. Also during Fiscal 2013, the Company and each respective holder of remaining Senior Subordinated Convertible Notes, including notes sold to clients of the Placement Agent,  entered into an amendment to extend the maturity date of the notes to January 31, 2014 (the “Amended Senior Subordinated Convertible Notes”). As additional consideration for this extension, the Company issued warrants to those holders of the Amended Senior Subordinated Convertible Notes to purchase an aggregate total of 9.3 million shares of Common Stock for $0.042 per share. On December 6, 2013, holders of Amended Senior Subordinated Convertible Notes in the aggregate principal amount of approximately $1.0 million notified the Company of their position that the Series D Offering meets the definition of a Qualified Financing, as such term is defined in the Amended Senior Subordinated Convertible Notes, and, as a result, the Amended Senior Subordinated Convertible Notes matured on November 1, 2013, a position the Company disputes. For further information regarding this dispute, please see the risk factors in Item 1A of this Annual Report on Form 10-K and Note 20 herein.

           As of September 30, 2013, $14.0 million of the Company’s debt had matured, and the remaining $3.4 million will mature between October 2013 and January 2014. The Company is in the process of working with the respective lenders of the debt to extend the maturity dates, however no assurances can be given that the Company will be successful in this effort. Subsequent to September 30, 2013, the Company was successful in negotiating a commitment from these lenders to convert this indebtedness into shares of Series D Preferred and Warrants on substantially the same terms offered in the Series D Offering. See Note 20 herein for further information regarding subsequent events relating to the Senior Subordinated Secured Convertible Notes.

Senior Subordinated Secured Promissory Notes

    In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due July 31, 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes. The owners of the Senior Subordinated Notes have not demanded payment as of September 30, 2013 and through the date of the filing of these financial statements with the Securities and Exchange Commission. See Note 20 for further discussion of events subsequent to the reporting date related to the Senior Subordinated Secured Promissory Notes.

    Interest is calculated by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at September 30, 2013 was $5.4 million.

    The Senior Subordinated Notes are secured by substantially all of our assets pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between the Company and Costa Brava as representative of the Senior Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of us to PFG under the Revolving Credit Facility.

Subordinated Secured Convertible Promissory Notes

    In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”), in the aggregate principal amount of $7.8 million and, in March 2011, the Company sold additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, the Company sold Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5.0 million. In addition, holders of existing notes with a principal balance of $1.1 million converted certain other notes outstanding at the time into Subordinated Notes during the year ended September 30, 2011. See Note 20 for further discussion of events subsequent to the reporting date related to the Subordinated Secured Convertible Promissory Notes.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of Common Stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During Fiscal 2013, the Company paid approximately $1.9 million of interest costs in the form of 22,079,000 shares of Common Stock.

The principal and accrued, but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc.; as such, they are considered to be derivatives. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the conversion of the Subordinated Notes into Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common Stock is $0.25 or greater for 30 consecutive trading days. As of September 30, 2013, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as the representative of the Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of us to PFG under the Revolving Credit Facility.

            As a result of the issuances of Subordinated Notes, including the 2013 Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at September 30, 2013, exclusive of the effect of debt discounts, was $16.1 million. During the year ended September 30, 2013, approximately $30,000 in principal of Subordinated Notes was converted into approximately 438,000 shares of Common Stock.  The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at September 30, 2013 was $8.6 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

Omnibus Amendments and Priority of Outstanding Debt

    As of September 30, 2013, following the execution of the Fifth, Sixth and Seventh Omnibus Amendments on February 12, 2013, April 22, 2013 and August 7, 2013, respectively, our outstanding debt is ranked as follows: (i) the Revolving Credit Facility is senior to all other debt; (ii) the Senior Subordinated Convertible Notes and Subordinated Secured Notes rank pari passu with one another; and (iii) the Subordinated Notes rank junior to all other debt.

Derivative Liability

    Certain instruments, including debt and warrants, contain provisions that adjust the conversion or exercise price in the event of certain dilutive issuances of securities, or exercise/conversion prices that are not fixed.  These provisions required the Company to book a derivative liability upon issuance and re-measured the fair value of the derivative liability to be $19.2 million as of September 30, 2013 and $19.9 million as of September 30, 2012.

    The Company estimated the fair value of the derivative liability using the Binomial Lattice pricing model with the following significant inputs, as outlined below, to estimate the fair value of the derivative liability as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Risk free interest rate	0.40%	0.35%
Expected volatility	94.8%	92.8%
Expected dividends	None	None

Note 9 — Preferred Stock

    In Fiscal 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Series B Stock”) at a purchase price of $700 per preferred stock unit ("Preferred Stock Units"). Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of Common Stock equal to $0.50. During Fiscal 2010, Fiscal 2011, and Fiscal 2012, 2,564 shares of Preferred Stock Units were converted into approximately 5,127,000 shares of the Company’s Common Stock. During Fiscal 2013, approximately 60 shares of the Company’s Series B Stock were converted into 120,000 shares of the Company’s Common Stock. As a result of such conversions, approximately 866 shares of Series B Stock were outstanding at September 30, 2013, convertible into approximately 1,732,000 shares of the Company’s Common Stock.

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

Note 10 — Common Stock Warrants and Stock Based Compensation

    Common Stock Warrants. As of September 30, 2013, warrants to purchase a total of 71,194,000 shares of the Company’s Common Stock were outstanding, with a weighted average exercise price of $0.10 per share and exercise prices ranging from $0.001 per share to $0.55 per share, of which:

•	17,363,000 warrants expire in Fiscal 2014;
•	15,653,000 warrants expire in Fiscal 2015;
•	2,367,000 warrants expire in Fiscal 2016;
•	250,000 warrants expire in Fiscal 2017;
•	6,152,000 warrants expire in Fiscal 2018;
•	4,091,000 warrants expire in Fiscal 2019;
•	14,318,000 warrants expire in Fiscal 2020; and
•	1,000,000 warrants expire in Fiscal 2023.

 Stock Incentive Plans. The Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, non-vested stock and non-vested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. See Note 20 for a discussion of events subsequent to the reporting date related to the Company’s Stock Incentive Plans.

 As of September 30, 2013, there are no outstanding and exercisable options to purchase the Company’s Common Stock under the 2001 Plan or the 2001 Non-Qualified Option Plan. As of September 30, 2013, options to purchase 132,000 shares of the Company’s Common Stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $13.20 to $36.20 per share, which prices reflect the one-for-ten reverse stock split of the Company’s Common Stock on August 26, 2008.

 Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of Common Stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result, the number of shares issuable under the 2006 Plan increased by 485,000 shares in Fiscal 2010, by 1,250,000 shares in Fiscal 2011 and by 1,250,000 shares in Fiscal 2012. As of September 30, 2013, there were options to purchase 621,000 shares of the Company’s common stock outstanding and exercisable under the 2006 Plan, at exercise prices ranging from $0.09 to $13.00 per share.

    In December 2010, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-incentive stock options. 18,500,000 shares of the Company’s Common Stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan. As of September 30, 2013, there were options to purchase 15,500,000 shares of the Company’s Common Stock outstanding under the 2010 Plan, of which options to purchase 15,250,000 shares were exercisable, at an exercise price of $0.09 per share. No further grants may presently be made under the 2010 Plan. In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved 46,500,000 shares of Common Stock of the Company for potential issuance pursuant to the 2011 Plan. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of September 30, 2013, there were options to purchase 35,499,000 shares of the Company’s Common Stock outstanding under the 2011 Plan, at exercise prices ranging from $0.05 to $0.155 per share, of which options to purchase 27,306,000 shares were exercisable at September 30, 2013. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2011 Plan at September 30, 2013 is 11,001,000 shares.

    The exercise prices of stock options granted during Fiscal 2013 and Fiscal 2012 were equal to the closing price of the Company’s Common Stock at the date of grant. The following table summarizes stock options outstanding as of September 30, 2013 as well as activity during the two-fiscal year period then ended:
	No. of Shares	Weighted Average Exercise Price
Options outstanding at October 2, 2011	57,984,000	$0.26
Granted	7,765,000	0.12
Exercised	(2,541,000)	0.10
Expired	(8,451,000)	0.32

Options outstanding at September 30, 2012	54,757,000	$0.24
Granted	6,985,000	0.08
Exercised	(1,131,000)	0.09
Expired	(8,859,000)	0.35

Options outstanding at September 30, 2013	51,752,000	$0.20

Options exercisable at September 30, 2013	43,309,000	$0.22

    For Fiscal 2013 and Fiscal 2012, the weighted-average grant-date fair value of options granted was $0.08 for both fiscal years. At September 30, 2013, the aggregate intrinsic value of non-vested options outstanding and options exercisable was $0 and $0, respectively. For Fiscal 2013, options to purchase 1,131,000 shares were exercised with an aggregate intrinsic value of $17,000. The intrinsic value of a stock option was the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At September 30, 2013, the weighted-average remaining contractual life of options outstanding and exercisable was 7.7 years and 7.4 years, respectively.

    A summary of outstanding options and exercisable options under the Company’s 2001, 2003, 2006, 2010 and 2011 Qualified and Non-Qualified Plans at September 30, 2013 is shown below.

	Outstanding Options				Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.05 to 0.16	51,432,000	7.7	$0.12	$-	42,989,000	$0.12	$-
0.17 to 1.70	127,000	5.0	0.42	-	127,000	0.42	-
1.71 to 14.10	62,000	4.3	13.00	-	62,000	13.00	-
14.11 to 22.5	45,000	1.7	21.83	-	45,000	21.83	-
22.51 to 36.2	86,000	1.1	31.13	-	86,000	31.13	-
	51,752,000				43,309,000

    The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.05 as of September 30, 2013, the last trading date prior to September 30, 2013, and assuming all the optionees had exercised their options as of that date.

    At September 30, 2013 the total compensation costs related to non-vested option awards not yet recognized was $409,000 and the weighted-average remaining vesting period of non-vested options at September 30, 2013 was approximately one year. Such amounts do not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture rate.

 Previously granted options to purchase 8,443,000 shares of the Company’s Common Stock with a weighted average exercise price of $0.10 per share and a weighted average fair value of $0.07 per share were non-vested as of September 30, 2013. Total stock-based compensation expense for continuing operations during Fiscal 2013 was approximately $629,000, of which $118,000 was charged to research and development expense and $511,000 was charged to general and administrative expense. Total stock-based compensation expense continuing operations during Fiscal 2012 was approximately $471,000, of which $12,000 was charged to research and development expense and $459,000 was charged to general and administrative expense.

    The total amount of compensation expense related to option awards not yet recognized at September 30, 2013 was $409,000. The amount of compensation expense related to such existing option awards expected to be recognized is as follows:

FY 2014	$275,000
FY 2015	111,000
FY 2016	23,000
Total	$409,000

    However, such amounts do not include the cost of new options that may be granted in future periods.

    Employee Stock Benefit Plan. In Fiscal 1982, the Company established an employee retirement plan, the ESBP, which is effective for Fiscal 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase Common Stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of September 30, 2013, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to U.S. government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. Relating to Fiscal 2013 the Company anticipated making a contribution of 9.1 million shares of Common Stock with an estimated market value of $272,000, which will be contributed in Fiscal 2014.  Relating to Fiscal 2012 the Company anticipated making a contribution of 6.0 million shares of Common Stock with an estimated market value of $600,000, which was contributed in Fiscal 2013.

 Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of Common Stock of the Company were made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for Fiscal 2012. During Fiscal 2013 the Board of Directors authorized a contribution of 14,000 shares to the Non- Qualified Deferred Compensation Plan. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At September 30, 2013, 44,000 shares of the Company’s Common Stock were in the Rabbi Trust.

    Executive Salary Continuation Plan. In February 1996, the Company established a deferred compensation plan (the “ESCP”) for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for Fiscal 2013, including the Citigroup Pension Liability Index, which at September 30, 2013 was 4.92%. Based on this review, the Company used a 4.92% discount rate for determining the ESCP liability at September 30, 2013. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $185,000 per annum under the ESCP. The current and long-term portions of the ESCP liability at September 30, 2013 are $185,000 and $957,000, respectively, for an aggregate liability of $1,142,000. The current and long-term portions of the ESCP liability at September 30, 2012 were $185,000 and $975,000, respectively, for an aggregate liability of $1,160,000.

Note 11 — Loss per Share

    Since the Company had a net loss from continuing operations for both Fiscal 2013 and Fiscal 2012, there was no difference between basic and diluted loss per share in each of these fiscal years.

    The following table sets forth the computation of basic and diluted loss per common share:
	Fiscal Years Ended
	September 30, 2013	September 30, 2012
Basic and Diluted Net Loss Numerator:
Loss from continuing operations	$(24,666,000)	$(20,697,000)
Income (loss) from discontinued operations	(3,359,000)	1,029,000

Net loss	$(28,025,000)	$(19,668,000)

Basic and Diluted Net Loss Denominator:
Weighted average number of common shares outstanding	163,042,000	123,624,000

Basic and diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.17)
Net earnings from discontinued operations	$(0.02)	$0.01
Net loss attributable to ISC8 per common share	$(0.17)	$(0.16)

    Options, warrants and convertible instruments outstanding at September 30, 2013 and September 30, 2012 to purchase approximately 594,951,000 and 325,327,000 shares of the Company’s Common Stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 12 — Bivio Acquisition

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

Note 13 — Discontinued Operations

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

    Under the terms of the Thermal Imaging APA, (i) Vectronix paid $10.0 million in cash to the Company for the purchased assets, subject to certain adjustments, and assumed certain liabilities of the Company; and (ii) subject to the satisfaction of certain thresholds, Vectronix shall, on a semi-annual basis over a five year period following the closing of the transaction, pay to the Company commissions for core engines and certain existing products sold by Vectronix or its commercial business units. $1.5 million of the upfront cash purchase price was paid into escrow. $300,000 of this escrow amount was released on the six-month anniversary of the closing of the Thermal Imaging Asset Sale and the balance was released on the first anniversary of such closing. In addition, pursuant to the Thermal Imaging APA the Company’s existing obligation to repay to a subsidiary of Vectronix an outstanding advance of approximately $340,000 was cancelled.

    As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business has been classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business and is segregated from continuing operations and reported as discontinued operations.

    On March 19, 2013, the Company announced that it had discontinued the Government Business, and instead focus on the Company’s cyber-security business.  As a result of the Company’s decision, the Company’s Government Business is classified as a discontinued operation in the consolidated financial statements of the Company.

    The following summarized financial information relates to discontinued operations, consisting of the Thermal Imaging Business and the Government Business:
	Fiscal Years Ended
	September 30, 2013	September 30, 2012
Total revenues	$2,069,000	$6,173,000

Cost and expenses
Cost of revenues	3,456,000	8,750,000
General and administrative expense	983,000	1,660,000
Research and development expense	680,000	2,482,000

Total costs and expenses	5,119,000	12,892,000
Loss from operations	(3,050,000) (309,000)	(6,719,000 7,748,000)
Gain (loss) on disposal (net of $0 tax)
Net income (loss) from discontinued operations (net of $0 tax)	$(3,359,000)	$1,029,000

    Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Government Business as of September 30, 2013 and September 30, 2012:
	September 30, 2013	September 30, 2012
Accounts receivable, net	-	445,000
Prepaid expenses and other current assets	-	54,000
Current assets of discontinued operations	$-	499,000
Unbilled revenues on uncompleted contracts	290,000	549,000
Property and equipment, net	$7,000	824,000
Other assets	-	117,000
Non-current assets of discontinued operations	$297,000	1,490,000
Accounts payable	$141,000	211,000
Accrued expenses	438,000	311,000
Advance billings on uncompleted contracts	99,000	297,000
Current liabilities from discontinued operations	$678,000	819,000

Note 14 — Composition of Certain Financial Statement Captions

    The Company’s prepaids and other assets at September 30, 2013 and September 30, 2012 are shown below.
	September 30,	September 30,
	2013	2012
Prepaid expenses and other current assets:
Note receivable	$177,000	$-
Inventory, net	149,000	-
Other assets	153,000	43,000
Prepaid legal expenses	82,000	16,000
	$561,000	$59,000

    On June 21, 2013, the Company sold assets associated with the discontinued Government Business (see Note 13) and received as consideration a note for $200,000, with $50,000 principal payable quarterly plus interest of prime plus 2% per annum. The balance of this note as of September 30, 2013 is $177,000, and is included in prepaid expenses and other current assets. Under the terms of the Senior Revolving Credit Facility with PFG, the proceeds from this note receivable will be used to reduce the outstanding balance under the Senior Revolving Credit Facility or used to settle legal fees related to patent support. This note is entered into with Irvine Sensors Corporation, an unrelated entity, whose Chief Executive Officer is ISC8’s former Vice Chairman and Chief Strategist, John Carson.

    The Company’s property and equipment at September 30, 2013 and September 30, 2012 is shown below.

	September 30, 2013	September 30, 2012
Property and equipment:
Engineering and production equipment	$773,000	$96,000
Furniture and fixtures	69,000	36,000
Leasehold improvements	70,000	27,000
Software	200,000	32,000
Less accumulated depreciation and amortization	(359,000)	(70,000)
	$753,000	$121,000

    The net book value of assets under capital leases at September 30, 2013 and September 30, 2012 was approximately $482,000 and $77,000, respectively, which amounts are net of accumulated depreciation of approximately $210,000 and $77,000, respectively.

    Accrued expenses as of September 30, 2013 and September 30, 2012 consisted of the following:

	September 30, 2013	September 30, 2012
Accrued expenses:
Salaries and wages	$450,000	$398,000
Vacation	65,000	209,000
Interest	1,490,000	534,000
Deferred compensation (current ESCP liability)	185,000	185,000
Professional fees	197,000	168,000
Accrued ESBP contribution	296,000	527,000
Other accrued expenses	383,000	182,000
	$3,066,000	$2,203,000

Note 15 — Concentration of Revenues and Sources of Supply

    The following represents customers providing 10% or more of the Company’s continuing revenue for Fiscal 2013:

	September 30, 2013	Percentage
Customer Concentrations
Customer A	$205,000	41%
Customer B	161,000	32%
Customer C	120,000	24%
Total	486,000	97%

Note 16 — Commitments and Contingencies

    The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of September 30, 2013 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2014	458,000	271,000
2015	$103,000	$245,000
2016	17,000	238,000
2017	-	145,000
2018	-	75,000
2019 and beyond	-	104,000
Less amounts representing interest	(54,000)

Future minimum lease payments	$524,000	$1,078,000

    Total rent expense for operating leases amounted to $1.1 million and $1.0 million for Fiscal 2013 and Fiscal 2012, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

    The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Disputes

    On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $1.0 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Qualified Financing dated November 1, 2013, to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”), regardless of the consummation of the Qualified Financing.  The Non-Converting Note Holder has objected to the Company’s interpretation of the Amendment, and has taken the position that the Notes are currently due and payable from proceeds of the Qualified Financing, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014.

Note 17 — Income Taxes

    The income tax provision is based on management's review of the Company's estimated annual tax rate, including state taxes. The tax provision for Fiscal 2013 and Fiscal 2012 consists of state minimum taxes currently payable, as well as foreign taxes payable. In addition to the U.S. federal return and California and Texas state returns, the Company files tax returns internationally in Dubai, Italy, Singapore, and the United Kingdom, and the Company's returns are currently open for examination by taxing authorities for the standard statutory periods of time.

    The provision for income taxes from continuing operations is comprised of:
	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Current:
Federal	$—	$—
State	3,000	3,000
Foreign	42,000	—

Provision for income taxes	$46,000	$3,000

    The provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Income tax benefit at the federal statutory rate of 34%	$(8,371,000)	$(6,783,000)
State income tax provision, net of federal benefit	2,000	2,000
Non-cash charges	-	4,000
Other	902,000	16,000
Valuation allowance changes affecting the provision for income taxes	7,513,000	6,764,000

Provision for income taxes	$46,000	$3,000

Loss before income taxes consisted of the following components:
	Fiscal Year Ended
	September 30, 2013	September 30, 2012
United States	$(22,642,000)	$(20,694,000)
Foreign	(1,978,000)	-

Total	$(24,620,000)	$(20,694,000)

    The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 30, 2013 and September 30, 2012, are as follows:

	September 30, 2013	September 30, 2012
Current deferred tax assets:
Reserves not currently deductible	$384,000	$626,000
Current deferred tax liabilities:
Valuation allowance	(384,000)	(626,000)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Stock-based compensation	$1,405,000	$1,086,000
Debt discount & derivative liability	3,183,000	3,925,000
Operating loss carry forwards	25,842,000	15,378,000
Other	692,000	336,000
Non-current deferred tax liabilities:
Valuation allowance	(31,122,000)	(20,725,000)

Net non-current deferred tax assets (liabilities)	$—	$—

As of September 30, 2013, the Company had federal and California net operating loss (“NOL”) carryover of $65.7 million and $63.6 million, respectively.  As a result of the ownership change that occurred during the year ended September 27, 2009, the Company’s pre-September 27, 2009 NOLs are subject to the annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, of approximately $105,000 per annum. Various equity transactions have occurred since the ownership change in Fiscal 2009 that may have resulted in a subsequent section 382 limitation, which may further limit the use of the Company’s NOL’s.

    As the realization of the tax benefit of deferred tax assets is uncertain, the Company has provided a 100% valuation allowance against such assets as of September 30, 2013 and September 30, 2012.

    The Company concluded that no additional accrual for taxes, penalty or interest is required for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Note 18 — Fair Value Measurements

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

    The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during Fiscal 2013. Financial liabilities carried at fair value as of September 30, 2013 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$19,245,000	$19,245,000

    The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended September 30, 2013:

	September 30, 2012	Recorded New Derivative Liabilities	Reclass from equity to derivative liability	Change in estimated fair value recognized in results of operations	September 30, 2013
Derivative liabilities	$19,925,000	$3,922,000	$-	$(4,602,000)	$19,245,000

    Fair Value of Financial Instruments. The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheet at fair value on either a recurring or non-recurring basis as follows:

	September 30, 2013		September 30, 2012		Level in fair
	Carrying amount	Fair value	Carrying amount	Fair value	value hierarchy

Cash and cash equivalents	$136,000	$136,000	$1,738,000	$1,738,000	1
Accounts Receivable, net	$119,000	$119,000	$-	$-	2
Accounts Payable	$1,024,000	$1,024,000	$604,000	$604,000	2

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and approximated fair value due to their short-term nature.

Note 19 — Noncontrolling Interest in Subsidiaries

    At September 30, 2013, the Company owned 96% of Novalog’s common stock, 98% of MSI’s common stock, 81% of RedHawk’s common stock, and 95% of iNetWorks’ common stock.

    For the Fiscal 2013 and Fiscal 2012, Novalog, MSI, RedHawk, and iNetWorks did not have any operating activities.

Note 20 — Subsequent Events (unaudited)

Creation of Series D Convertible Preferred

    On October 30, 2013, the Company filed the Certificate of Designations of Rights, Preferences, Privileges and Limitations of the Series D Convertible Preferred Stock (the "Certificate of Designations") with the Delaware Secretary of State to designate 4,000 shares of the Company's preferred stock as Series D Convertible Preferred Stock ("Series D Preferred"). The Series D Preferred votes alongside the Company's Common Stock, on an as converted basis, and ranks junior to the Company's Series B Convertible Cumulative Preferred Stock, but is senior to all other classes of the Company's preferred stock.

    Each share of Series D Preferred has a stated value of $10,000 (the "Stated Value"), and is convertible, upon expiration of the 20 calendar day period following the filing by the Company of an Information Statement on Schedule 14C relating to an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to permit the issuance of Common Stock in connection with the conversion of the Series D Preferred, into that number of shares of Common Stock (the "Conversion Shares") equal to the Stated Value divided by the Conversion Price set forth in the Certificate of Designations.

Series D Preferred Financing

    On October 31, 2013, the Company accepted subscription agreements (the "Subscription Agreements"), from certain accredited investors (the "Investors") to purchase 414 shares of Series D Preferred for $10,000 per share, resulting in gross proceeds to the Company of approximately $4.14 million (the "Series D Offering"). As additional consideration for the purchase of each share of Series D Preferred, Investors received one-year warrants to purchase 59,523 shares of Common Stock for $0.084 per share ("Warrant Shares") (the "Series D Warrants"). Proceeds derived from the Series D Offering are intended to be used for general working capital purposes.

    In connection with the Series D Offering, the Company and the Investors entered into the Investor Rights Agreement (the "Investor Rights Agreement"), pursuant to which the Company agreed to register the Conversion Shares and Warrant Shares under the Securities Act of 1933, as amended (the "Securities Act"), within 60 days after filing its Annual Report on Form 10-K for the year ended September 30, 2013. The Company and the Investors also entered into a Voting Agreement (the "Voting Agreement"), pursuant to which the Company agreed to, among other things, (i) amend the Company's Amended and Restated Bylaws (the "Bylaws") to decrease the fixed number of directors from ten to seven, and (ii) appoint two individuals designated by one of the Investors to the Company's Board of Directors ("Board"), after those designees are qualified and accepted by the Board.

Cancellation of Debt

 In connection with offer and sale of the Series D Preferred, certain holders of the Company's senior convertible debt issued in connection with previous debt financings ("Note Holders") agreed to exchange such debt, aggregating approximately $22.7 million principal amount and accrued interest, for the Series D Offering, resulting, upon execution of definitive documents, in the issuance of an additional approximately 2,200 shares of Series D Preferred and Series D Warrants to purchase approximately 135.0 million shares of the Company's Common Stock. Furthermore, certain holders of the Company’s junior subordinated convertible debt agreed to exchange an aggregate principal of approximately $14.4 million for approximately 100.5 million shares of restricted Common Stock that vests if the trading price of the Company’s Common Stock reaches $0.143.

    The Series D Preferred and Series D Warrants were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 3(a)(9) and/or Section 4(2) thereof, and Rule 506 of Regulation D thereunder. Each of the Investors and Note Holders represented that it was an "accredited investor" as defined in Regulation D.

Modification of PFG Loan Agreement

    On November 1, 2013, the Company substantially modified its Loan Agreement with PFG to provide, among other things, for a one-year extension of the maturity date under the Loan Agreement, until December 13, 2014. In return, the Company has made a $2.0 million repayment on the loan and has agreed to deposit $500,000 with PFG as collateral for the loan. PFG also purchased shares of the Company's Series D Preferred, and modified its Guaranty Agreement with the Company to release Costa Brava Partnership III, LP from its guarantee of the Company's debt to PFG.

Amendments to Articles of Incorporation or Bylaws

    On October 7, 2013, the Company's Board of Directors approved an amendment to Article III, Section 2 of the Company's Bylaws to decrease the fixed number of directors from ten to seven (the "Bylaw Amendment"). The Bylaw Amendment became effective on October 31, 2013 with the execution of the Voting Agreement.

Increase of Authorized Number of Common Shares

 On September 10, 2013, upon written consent by the majority of our voting stock, the Board approved an amendment to the Company’s Articles of Incorporation to the increase of the total number of authorized shares of the Company’s Common Stock from 801,000,000 to 2,001,000,000, of which 2,000,000,000 will be available for issuance as Common Stock (the “Amendment”). The Amendment will become effective upon filing with the Delaware Secretary of State, which filing will occur following the 20 calendar day period following the Company’s filing of the Information Statement on Schedule 14C, filed with the SEC on December 20, 2013.

Increase of Shares Issuable under 2011 Omnibus Incentive Plan, Cancellation and Reissuance of Employee Incentive Stock Options

 On October 21, 2013, upon written consent by the majority of our voting stock, the Board approved the cancellation and reissuance of employee incentive stock options to purchase 145.0 million shares of the Company’s Common Stock with a strike price of $0.042 per share.  On October 31, 2013, upon written consent by the majority of our voting stock, the Board approved an amendment to the 2011 Omnibus Incentive Plan to the increase the number of shares of Common Stock issuable under the 2011 Omnibus Incentive Plan to 446,500,000, which amendment will become effective following the 20 calendar day period following the Company’s filing of the Information Statement on Schedule 14C, filed with the SEC on December 20, 2013.

New Location Established as ISC8 Malaysia

    On October 28, 2013, the Company announced the opening of a new office in Kuala Lumpur, Malaysia in support of the projected growth of business within South East Asia.  ISC8 Malaysia will serve as a regional hub for the Company in the multi-billion dollar market in South East Asia.

Senior Secured Revolving Credit Facility

    On November 5, 2013 the Company made significant modifications to its Loan and Security Agreement with PFG, updating loan covenants and extending the maturity date under the Loan Agreement to December 13, 2014.  PFG also purchased shares of the Company’s Series D Preferred and modified its Guaranty Agreement with the Company.

Dispute Over Maturity Date of Note

On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $1.0 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Qualified Financing dated November 1, 2013, to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”), regardless of the consummation of the Qualified Financing.  The Non-Converting Note Holder has objected to the Company’s interpretation of the Amendment, and has taken the position that the Notes are currently due and payable from proceeds of the Qualified Financing, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014.

Although the Company disputes the Non-Converting Note Holder's position, and believes that the Amendment extended the maturity date of the Notes to January 31, 2014, we may not prevail. In the event we are unable to reach an accommodation or negotiated settlement with the Note Holders, and are otherwise unsuccessful in defending our position, the Notes may become immediately due and payable as of November 1, 2013, in which case we may be considered in default on the Notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
ISC8 Inc.
Costa Mesa, California

    We have audited the accompanying consolidated balance sheets of ISC8 Inc. and subsidiaries as of September 30, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISC8, Inc. and subsidiaries as of September 30, 2013 and September 30, 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, as of September 30, 2013 the Company has negative working capital of $29.7 million and a stockholders’ deficit of $55.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
December 23, 2013