Form 10-Q
period 2013-12-31
ISC8 INC. /DE
filed 2014-02-18
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
OR

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

 As of February 12, 2014, there were 231,681,476 shares of common stock outstanding.

ISC8 INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2013

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

Safe Harbor Regarding Forward Looking Statements

    From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended September 30, 2013 available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov, our website at www.isc8.com, or upon written request to our Investor Relations Department at 151 Kalmus Drive, Suite A-203, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

    Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

-i-

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ISC8 INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31, 2013	September 30, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$375,000	$136,000
Accounts receivable, net	-	119,000
Deposit on PFG credit line	500,000	1,000,000
Prepaid expenses and other current assets	574,000	561,000
Total current assets	1,449,000	1,816,000
Restricted cash	75,000	75,000
Property and equipment, net	693,000	753,000
Goodwill	393,000	393,000
Intangible assets, net	758,000	790,000
Deferred financing costs, net	64,000	715,000
Other assets	89,000	126,000
Non-current assets of discontinued operations	293,000	297,000
Total assets	$3,814,000	$4,965,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$823,000	$1,024,000
Accrued expenses	1,538,000	3,066,000
Deferred revenue	134,000	221,000
Senior secured revolving credit facility, net of discount	3,073,000	4,908,000
Senior subordinated secured convertible promissory notes, net of discount	1,610,000	15,793,000
Senior subordinated secured promissory notes	-	5,392,000
Capital lease obligations, current portion	415,000	447,000
Current liabilities from discontinued operations	625,000	678,000
Total current liabilities	8,218,000	31,529,000
Subordinated secured convertible promissory notes, net of discount	782,000	8,570,000
Capital lease obligations, less current portion	86,000	77,000
Derivative liability	124,000	19,245,000
Executive salary continuation plan liability	942,000	957,000
Other liabilities	75,000	139,000
Total liabilities	10,227,000	60,517,000
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 900 shares of Series B Convertible Cumulative Preferred Stock issued and outstanding as of December 31, 2013 and September 30, 2013, liquidation preference of $866,000, and 2,757 and 0 shares of Series D Convertible Preferred Stock issued and outstanding, liquidation preference of $27,570,000 and $0, as of December 31, 2013 and September 30, 2013, respectively(2)	-	-
Common stock, $0.01 par value, 2,000,000,000 and 800,000,000 shares authorized; 231,681,000 and 205,581,000 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively (3)	2,317,000	2,056,000
Paid-in capital	230,688,000	181,443,000
Accumulated other comprehensive loss	23,000	(123,000)
Accumulated deficit	(239,765,000)	(239,252,000)
ISC8 stockholders’ deficit	(6,737,000)	(55,876,000)
Noncontrolling interest	324,000	324,000
Total stockholders’ deficit	(6,413,000)	(55,552,000)
Total liabilities and stockholders’ deficit	$3,814,000	$4,965,000

(1)    The condensed consolidated balance sheet as of September 30, 2013 was derived from the audited consolidated financial statement included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on December 24, 2013 adjusted to reflect discontinued operations. In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.

(2)    The number of shares of Convertible Preferred Stock issued and outstanding has been rounded to the nearest one hundred (100).

(3)    The number of shares of Common Stock issued and outstanding has been rounded to the nearest one thousand (1000).

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended
	December 31, 2013	December 31, 2012(1) (2)

Revenues	$93,000	$93,000
Cost of revenues	48,000	48,000
Gross Profit	45,000	45,000
Operating expenses:
General and administrative expense	2,375,000	2,368,000
Research and development expense	1,898,000	1,968,000
Total operating expenses	4,273,000	4,336,000
Operating loss	(4,228,000)	(4,291,000)
Interest and other (income) expense
Interest expense	3,928,000	1,987,000
Gain from change in fair value of derivative liability	(7,334,000)	(4,947,000)
Gain on extinguishment of debt	(316,000)	-
Other (income) expense	4,000	(1,000)
Total interest and other (income) expenses	(3,718,000)	(2,961,000)
Loss from continuing operations before provision for income taxes	(510,000)	(1,330,000)
Provision for income taxes	3,000	-
Loss from continuing operations	(513,000)	(1,330,000)
Loss from discontinued operations (net of $0 tax)	-	(834,000)
Net loss	$(513,000)	$(2,164,000)

Basic and diluted net loss per common share
Loss from continuing operations	$-	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net loss per share, basic and diluted	$-	$(0.02)

Basic and diluted weighted average number of common shares outstanding	224,816,000	141,394,000

(1)       In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the results of operations related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.

(2)      On June 28, 2013, the Company changed its fiscal year end-date from the last Sunday of September to September 30. Accordingly, the first fiscal quarter of 2012 was previously reported as December 30, 2012.  We did not change the prior period presentation to reflect the change in fiscal year as the difference is not material. See Note 1 of the Notes to the Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Quarter Ended
	December 31, 2013	December 31, 2012
Net loss	$(513,000)	$(2,164,000)
Other comprehensive loss before tax from continuing operations:
Foreign currency translation adjustments, net of $0 tax	(146,000)	-
Comprehensive loss	$(659,000)	$(2,164,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Quarter Ended
	December 31, 2013	December 31, 2012 (1) (2)
Cash flows from operating activities:
Net loss	$(513,000)	$(2,164,000)
(Income) loss from discontinued operations	-	(834,000)
Loss from continuing operations	(513,000)	(1,330,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	168,000	97,000
Provision for bad debt	83,000	-
Non-cash interest expense	3,448,000	1,674,000
Gain on extinguishment of debt	(316,000)	-
Change in fair value of derivative liability	(7,334,000)	(4,947,000)
Non-cash stock-based compensation	1,535,000	235,000
Loss on disposal of property and equipment	4,000	-
Changes in assets and liabilities:
Accounts receivable	36,000	-
Prepaid expenses and other current assets	(45,000)	(124,000)
Other assets	181,000	-
Accounts payable and accrued expenses	255,000	654,000
Deferred revenue	(87,000)	(42,000)
Executive Salary Continuation Plan liability	(15,000)	(1,000)
Net cash used in operating activities	(2,600,000)	(3,784,000)

Cash flows from investing activities:
Property and equipment expenditures	-	(53,000)
Net cash paid related to acquisition of Bivio	-	(569,000)
Net cash used in investing activities	-	(622,000)
	-
Cash flows from financing activities:
Proceeds from unsecured convertible promissory notes	200,000	4,210,000
Proceeds from Series D Convertible Preferred Stock	4,440,000	-
Proceeds from warrants exercised	6,000	-
Debt issuance costs paid	(132,000)	-
Net change in deposit on PFG credit line	500,000	-
Principal payments on PFG credit line	(2,000,000)	-
Principal payments on notes payable	(25,000)	(4,000)
Principal payments on capital leases	(103,000)	(4,000)
Net cash provided by financing activities	2,886,000	4,202,000

Cash flows from discontinued operations:
Net cash used in operating activities	(49,000)	(1,109,000)
Net cash used in discontinued operations	(49,000)	(1,109,000)
Effect of exchange rate changes on cash	2,000	2,000
Net increase (decrease) in cash and cash equivalents	239,000	(1,311,000)
Cash and cash equivalents at beginning of period	136,000	1,738,000
Cash and cash equivalents at end of period	$375,000	$427,000

Non-cash investing and financing activities:
Equipment financed with capital leases	$80,000	$-
Conversion of notes and accrued interest to Series D Preferred stock	$23,056,000	$-
Conversion of notes to restricted stock	$14,503,000	$-
Employee stock based plan contribution	$272,000	$-
Conversion of notes and accrued interest to common stock	$-	$30,000
Common stock issued to pay accrued interest	$487,000	$483,000
Issuance of warrants to acquire Bivio Software assets	$-	$85,000
Senior Subordinated Note issued to settle accrued interest	$-	$143,000
Issuance of warrants in connection with Forbearance agreements	33,000	324,000

Supplemental cash flow information:
Cash paid for interest	$149,000	$152,000
Cash paid for income taxes	$3,000	$3,000

(1)     In March 2013, the Company ceased operations of its government focused business, including Secure Memory Systems, Cognitive Systems and Microsystems business units (the “Government Business”).  In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”), the assets and liabilities related to the Government Business are now presented as discontinued operations for all periods presented in the consolidated financial statements.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

(2)    On June 28, 2013, The Company changed its fiscal year end-date from the last Sunday of September to September 30. Accordingly, the first fiscal quarter of 2012 was previously reported as December 30, 2012.  We did not change its prior period presentation to reflect the change in fiscal year as the difference is not material. See Note 1 of the Notes to the Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — General

    The information contained in the following Notes to Condensed Consolidated Financial Statements is derived from that which appears in the accompanying unaudited condensed consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“Fiscal 2013”), filed with the SEC on December 24, 2013, including the risk factors contained therein, as updated in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

    The consolidated financial information for the three month periods ended December 31, 2013 and 2012 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2013, and the results of its operations and its cash flows for the three month periods ended December 31, 2013 as compared to the same period ended December 31, 2012.

    The accompanying September 30, 2013 balance sheet was derived from the audited fiscal 2013 financial statements.

Recent Developments

    Creation of Series D Convertible Preferred. On October 30, 2013, the Company filed the Certificate of Designations of Rights, Preferences, Privileges and Limitations of the Series D Convertible Preferred Stock (the "Certificate of Designations") with the Delaware Secretary of State to designate 4,000 shares of the Company's preferred stock as Series D Convertible Preferred Stock ("Series D Preferred"). The Series D Preferred votes alongside shares of the Company's common stock, par value $0.01 per share (“Common Stock”), on an as converted basis, and ranks junior to the Company's Series B Convertible Cumulative Preferred Stock, but is senior to all other classes of the Company's preferred stock. Each share of Series D Preferred has a stated value of $10,000 (the "Stated Value"), and is currently convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value divided by the Conversion Price set forth in the Certificate of Designations (the "Conversion Shares").

    Series D Preferred Financing. On October 31, 2013, the Company accepted subscription agreements from certain accredited investors (the "Investors") to purchase shares of Series D Preferred (the "Series D Offering") for $10,000 per share. As additional consideration, each Investor received one-year warrants to purchase 59,523 shares of Common Stock for $0.084 per share ("Warrant Shares") for every share of Series D Preferred purchased (the "Series D Warrants"). Through December 31, 2013, investors have purchased 452 shares of Series D Preferred, resulting in gross proceeds of approximately $4.52 million.

    Cancellation of Debt. In connection with the offer and sale of the Series D Preferred, certain holders of the Company's outstanding senior convertible debt agreed to exchange such debt, in the aggregate total of approximately $23.1 million in principal and accrued interest, for shares of Series D Preferred and Series D Warrants on substantially similar terms to the Series D Offering (the “Senior Note Conversion”). Upon execution of definitive documents, the Senior Note Conversion will result in the issuance of approximately 2,300 shares of Series D Preferred and Series D Warrants to purchase approximately 137.2 million shares of Common Stock. Furthermore, certain holders of the Company’s junior subordinated convertible debt agreed to exchange an aggregate total of approximately $14.5 million in principal and accrued interest for approximately 101.4 million shares of restricted Common Stock that vests in the event the trading price of the Company’s Common Stock reaches $0.143 (the “Junior Note Conversion”).

    Modification of PFG Loan Agreement. On November 1, 2013, the Company substantially modified its Loan Agreement with Partners for Growth III, L.P. (“PFG”) to provide, among other things, for a one-year extension of the maturity date under the Loan Agreement to December 31, 2014 (the “PFG Loan Modification”). In return, the Company made a $2.0 million repayment on the loan, deposited $500,000 with PFG as collateral for the loan, and, in the event the Company consummates a debt or equity financing, the Company agreed to pay to PFG 25% of the proceeds from such financing. PFG and the Company also modified the Guaranty Agreement executed in connection with the Loan Agreement in order to: (i) release Costa Brava Partnership III, LP (“Costa Brava”) from its guarantee of the Company's debt to PFG, (ii) reduce the maximum guarantee amount to $1.0 million, and (iii) affirm the obligations of the Griffin Fund LP (“Griffin”) under the Guaranty Agreement.

    Amendments to Articles of Incorporation or Bylaws. On October 31, 2013, the Company amended Article III, Section 2 of the Company's Bylaws to decrease the fixed number of directors from ten to seven (the "Bylaw Amendment").

    Increase of Authorized Number of Common Shares. On January 16, 2014, the Company filed with the Delaware Secretary of State an amendment to its Certificate of Incorporation to the increase of the total number of authorized shares of capital stock from 801,000,000 to 2,001,000,000, of which 2,000,000,000 will be available for issuance as Common Stock (the “Amendment”).

    Amendment to 2011 Omnibus Incentive Plan and Option Exchange Program. On January 16, 2014, the Company implemented an amendment to its 2011 Omnibus Incentive Plan (the “2011 Plan”) to increase the number of shares of Common Stock issuable under the 2011 Plan to 446,500,000 (the “Plan Amendment”). In October 2013, in anticipation of stockholder approval of the Plan Amendment, the Company commenced an option exchange program (the “Option Exchange Program”) wherein holders of stock options previously issued under the Company’s equity compensation plans could, at the option of the holder, exchange outstanding options for new options to purchase shares of Common Stock for $0.042 per share. To date, the Company has canceled outstanding stock options to purchase 28.6 million shares of Common Stock, and issued new options under the 2011 Plan to purchase approximately 146.9 million shares of Common Stock for $0.042 per share.

    New Location Established as ISC8 Malaysia. On October 28, 2013, the Company announced the opening of a new office in Kuala Lumpur, Malaysia in support of the projected growth of business within South East Asia (“ISC8 Malaysia”).  ISC8 Malaysia will serve as a regional hub for the Company in the multi-billion dollar market in South East Asia.

Summary of Significant Accounting Policies

    There have been no significant changes to the Company’s significant accounting policies during the three months ended December 31, 2013. See Note 1 to the Company’s Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on December 24, 2013, for a comprehensive description of the Company’s significant accounting policies.

    Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) iNetWorks Corporation (“iNetWorks”), ISC8 Europe Limited (“ISC8 Europe”) and ISC8 Malaysia SDN.BMD. Of the Company’s subsidiaries, only ISC8 Europe presently has operating activities and assets, separate employees and facilities. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at December 31, 2013 or December 31, 2012.

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

    Discontinued Operations.  On March 19, 2013, the Company discontinued its government-focused business, including the Secure Memory Systems, Cognitive and Microsystems business units (the “Government Business”), to focus on the Company’s cyber-security business.  The Company's former Vice Chairman and Chief Strategist, John Carson, who originally founded the Government Business, has formed Irvine Sensors Corporation, an unrelated entity, to continue the Government Business.

    The results of operations and the assets of the Government Business are now presented as discontinued operations in the consolidated financial statements through the date of dissolution, as applicable, in accordance with the provisions of the Presentation of Financial Statements Topic 205 of the Accounting Standards Codification (“ASC”). To provide comparability between the periods, the consolidated financial information for all periods presented has been reclassified to reflect the Company’s results of continuing operations. See Note 8 below.

    Change in Fiscal Year End-Date. On June 28, 2013, the Company’s Board of Directors unanimously approved a change to the Company’s fiscal year end-date from the last Sunday of September to September 30. Accordingly, Fiscal 2013 ended on September 30, 2013, rather than September 29, 2013.  Although the first fiscal quarter of 2012 was previously reported as December 30, 2012, the Company did not change its prior period presentation reflecting the current change in fiscal year because the difference is immaterial.

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

    Subsequent Events. Management has evaluated events subsequent to December 31, 2013 through the date of this Quarterly Report on Form 10-Q for transactions and other events that may require adjustment of and/or disclosure in such financial statements. See Note 12 for a discussion of events occurring subsequent to December 31, 2013.

Note 2 – Revolving Credit Facility Repayment

    During July 2013, Costa Brava deposited $1.0 million into an escrow account held by PFG (the “PFG Guarantee Fund”), which was used for the partial repayment of the $5.0 million revolving credit facility issued by PFG to the Company in December 2011 (the “Revolving Credit Facility”). Costa Brava irrevocably transferred the rights, title and interest of the PFG Guarantee Fund to the Company.  In exchange for funding the PFG Guarantee Fund, the Company issued a $1.0 million Senior Secured Convertible Note (defined below) to Costa Brava.  In October 2013, the Company deposited $1.5 million of the proceeds received from the Series D Offering into the PFG Guarantee Fund, and, in turn, made a $2.0 million payment on the Revolving Credit Facility, leaving the Revolving Credit Facility with a $3.0 million outstanding balance.

Note 3 – Going Concern

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in previous fiscal years.  For the three months ended December 31, 2013 and 2012, the Company had a loss from continuing operations of $0.5 million and $1.3 million, respectively.  As of December 31, 2013 and September 30, 2013, the Company also had negative working capital of approximately $6.5 million and $29.7 million, and stockholders’ deficit of $6.4 million and $55.6 million, respectively.

    Management believes that the Company’s losses in recent years have primarily been the result of increased research and development expenditures related to the cyber technology and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, who are considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of December 31, 2013.

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

Note 4 — Goodwill and Other Intangible Assets

    The Company acquired goodwill as a result of its purchase of Bivio Software in October 2012.  The Company tests goodwill for impairment annually during its third fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  Goodwill impairment testing is performed as a single reporting unit.

    Intangible assets with definite lives at December 31, 2013 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software in October 2012.  These assets are amortized on a straight-line basis over their estimated useful lives. The Company will test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  There were no indications of impairment through December 31, 2013.

    We do not believe there is a reasonable likelihood that there will be a material change in the future estimates and assumptions we use to test for impairment losses on goodwill and intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

Note 5 — Debt Instruments

    In October 2013, the Company implemented the Senior Note Conversion and Junior Note Conversion discussed above in Note 1, “Recent Developments”, and exchanged certain outstanding debt totaling approximately $23.1 million in principal and accrued interest for shares of Series D Preferred, Series D Warrants and/or shares of restricted Common Stock (“Restricted Stock”). The following table summarizes the Senior Note Conversion and Junior Note Conversion activity during the quarter ended December 31, 2013:

	Principle balance, net of unamortized discount at September 30, 2013	(Repayment) Proceeds	Debt converted into Series D Preferred	Debt converted to restricted Common Stock	Amortization/ extinguishment of debt discount	Principle balance, net of unamortized discount as of December 31, 2013
Senior Secured Revolving Credit Facility	$4,908,000	$(2,000,000)	$-	$-	$165,000	$3,073,000
Senior Subordinated Secured Convertible Promissory 2013 Notes	15,793,000	175,000	(16,199,000)	-	1,841,000	1,610,000
Senior Subordinated Secured Promissory Notes	5,392,000	-	(5,392,000)	-	-	-
Subordinated Secured Convertible Promissory Notes	8,570,000	-	(381,000)	(14,357,000)	6,950,000	782,000
Total Gross Debt	34,663,000	(1,825,000)	(21,972,000)	(14,357,000)	8,956,000	5,465,000
Accrued interest converted to equitiy	-	-	(1,084,000)	(146,000)	-	-
Gross adjustment to paid-in capital(1)			$(23,056,000)	$(14,503,000)

(1) The net amount presented excludes the impact of unamortized debt discount, derivative liability and deferred issuance costs.

Senior Subordinated Secured Convertible Promissory 2013 Notes

    Through October 31, 2013, we issued Senior Subordinated Secured Convertible Promissory Notes (the “Senior Subordinated Convertible Notes”) in the aggregate principal amount of $17.8 million to certain accredited investors, including Griffin. The Senior Subordinated Convertible Notes accrue interest at a rate of 12% per annum, and are secured by all of the Company’s assets.  The Senior Subordinated Convertible Notes are convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the outstanding principal and accrued interest of the Senior Subordinated Notes, divided by the conversion price set forth in the note (the “Conversion Price”). The Senior Subordinated Convertible Notes issued during Fiscal 2012 (the “2012 Notes”) had a Conversion Price of $0.12 per share, or the price of shares sold by us to one or more investors in a subsequent financing resulting in gross proceeds in excess of $1.0 million (a “Qualified Financing”). The Senior Subordinated Convertible Notes issued during Fiscal 2013 (the “2013 Notes”) have a floating price based on the next Qualified Financing. Since both the 2012 Notes and 2013 Notes have a floating conversion price, the embedded conversion feature was considered a derivative liability, and was bifurcated from the host until October 31, 2013 when the price was fixed at $0.042 as a result of the Series D Offering and the 2012 Notes and 2013 Notes were no longer considered derivatives.

    On October 31, 2013, pursuant to the Senior Note Conversion, Senior Subordinated Convertible Notes  in the aggregate total of approximately $17.2 million of principal and accrued interest (the “Outstanding Balance”) were canceled and exchanged for approximately 1,720 shares of Series D Preferred. The Company accounted for the conversion of these Senior Subordinated Convertible Notes, which was deemed an extinguishment of debt, in one of two methods. For the Senior Subordinated Convertible Notes in the aggregate principal amount of $5.5 million held by investors not otherwise related to the Company, the Company removed the net carrying value of the debt, including accrued interest, deferred financing cost and the derivative liability, and recorded the fair value of the shares of Series D Preferred issued in exchange for the cancellation thereof. The resulting difference of $0.4 million was recognized as a gain on debt extinguishment. The remaining Senior Subordinated Convertible Notes in the aggregate total of $11.7 million, which notes were held by related parties, were accounted for as capital transactions whereby the net carrying value of the debt, including accrued interest, deferred financing cost and the derivative liability, totaling $13.1 million,  was recorded as an increase to paid in capital.

    During Fiscal 2013, the Company and each respective holder of remaining Senior Subordinated Convertible Notes, including those sold to clients of J.P. Turner & Company, L.L.C. (“J.P. Turner”), entered into an amendment to extend the maturity date of the notes to January 31, 2014 (the “Amended Senior Subordinated Convertible Notes”). As additional consideration for this extension, the Company issued warrants to those holders of the Amended Senior Subordinated Convertible Notes to purchase an aggregate total of 63.8 million shares of Common Stock for $0.001 per share. On December 6, 2013, holders of certain Amended Senior Subordinated Convertible Notes sold to clients of J.P. Turner in the aggregate principal amount of approximately $1.0 million notified the Company of their position that the Series D Offering meets the definition of a Qualified Financing, as such term is defined in the Amended Senior Subordinated Convertible Notes, and, as a result, the Amended Senior Subordinated Convertible Notes matured on November 1, 2013, a position the Company disputes. See Note 13 herein for further information regarding subsequent events relating to these Amended Senior Subordinated Convertible Notes.

    As of December 31, 2013, $0.5 million of the outstanding Senior Subordinated Convertible Notes had matured. The Company is in the process of working with the respective holders of these notes to extend the maturity dates or convert the debt into shares Series D Preferred and Series D Warrants; however no assurances can be given that the Company will be successful in this effort. See Note 13 herein for further information regarding subsequent events relating to the Senior Subordinated Secured Convertible Notes.

Subordinated Secured Convertible Promissory Notes

    In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7.8 million and, in March 2011, the Company sold additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. Subsequently, in July 2011, the Company sold Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5.0 million. In addition, holders of certain of the Company’s then outstanding debt, with a principal balance of $1.1 million, converted such debt into Subordinated Notes during the year ended September 30, 2011.

    As of December 31, 2013, the principal and accrued but unpaid interest of the remaining unconverted Subordinated Notes was convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc., and as such, are considered to be derivatives. Upon completion of the Series D Offering, the conversion price was adjusted to $0.042 per share.  The Company may force the conversion of the Subordinated Notes into Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common Stock is $0.25 or greater for 30 consecutive trading days. As of December 31, 2013, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

    On October 31, 2013, Subordinated Notes in the aggregate total of $14.5 million in principal and accrued interest due to Costa Brava and Griffin were cancelled in exchange for approximately 101.5 million shares of Restricted Stock. The Restricted Stock will vest in the event the trading price of the Company’s Common Stock reaches $0.143. Because the managing members of Costa Brava and Griffin served on the Company’s board of directors during the quarter ended December 31, 2013, Costa Brava and Griffin are related parties to the Company. As such, the canceled $14.5 million principal and accrued interest, and the related discount and derivative liability was treated as a contribution to paid in capital.

    Also, on October 31, 2013, the holder of a Subordinated Note totaling $0.4 million in principal and accrued interest, not otherwise related to the Company, exchanged such note for approximately 40 shares of Series D Preferred. The Company removed the net carrying value of the debt including accrued interest, deferred financing cost and the derivative liability, recorded the fair value of the Series D Preferred and the resulting difference of $37,000 was recognized as a loss on debt extinguishment.

    As of December 31, 2013, Subordinated Notes in the aggregate principal amount of $1.4 million remain outstanding, of which $0.2 million mature during December 2015, $0.2 million mature during January 2016, $0.1 million mature during April 2016 and $0.9 million mature during July 2016.  The balance of the unconverted Subordinated Notes, net of unamortized discounts at December 31, 2013 was $0.8 million. The debt discounts will be amortized over the term of the unconverted Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

Senior Subordinated Secured Promissory Notes

    In March 2011, the Company issued and sold 12% Senior Subordinated Secured Promissory Notes (the “Senior Subordinated Notes”) to two accredited, related party investors, Costa Brava and Griffin. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes.  The Senior Subordinated Notes are secured by substantially all of our assets pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between the Company and Costa Brava as representative of the Senior Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the Company’s indebtedness to PFG under the Revolving Credit Facility. Interest is calculated by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at October 31, 2013 was $5.4 million.

    On October 31, 2013, the outstanding balance was converted to approximately 545 shares of Series D Preferred.  Since the note holders are related parties to the Company, the Company accounted for the conversion of these notes as a capital transaction whereby the net carrying value of the debt including accrued interest was recorded as an increase to contributed capital.

Priority of Outstanding Debt

    As of December 31, 2013, our outstanding debt is ranked as follows: (i) the Revolving Credit Facility is senior to all other debt; (ii) the Senior Subordinated Convertible Notes and Subordinated Secured Notes rank pari passu with one another; and (iii) the Subordinated Notes rank junior to all other debt.

Revolving Credit Facility

    In December 2011, the Company entered into the Loan Agreement with PFG to obtain the Revolving Credit Facility. As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG and two PFG affiliated entities 7-year warrants to purchase, for $0.11 per share, an aggregate of 15.0 million shares of the Company’s Common Stock (the “PFG Warrants”).

    The Revolving Credit Facility was originally set to mature on December 14, 2013, however, in connection with the PFG Loan Modification, the maturity date was extended to December 31, 2014. Interest on the Revolving Credit Facility accrues at the rate of 12% per annum, payable monthly, with the principal balance payable on the Maturity Date. See Note 1 above and Note 13 below for further discussion of events during and subsequent to the quarter ended December 31, 2013 related to the Revolving Credit Facility.

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

    As of and prior to the quarter ended December 31, 2013, the Company was not in compliance with certain debt covenants of the Revolving Credit Facility. As such, the table below summarizes the various waiver and forbearance extensions and all warrants (the “Waiver Warrants”) issued to PFG. The exercise price of the Waiver Warrants is equal to the lower of the next equity financing effective price (the "NEFEP") or a stated price per share determined on the date of issuance of each forbearance extension.  Prior to the consummation of the Series D Offering, the exercise price of the Waiver Warrants was not fixed, causing each Waiver Warrant to be accounted for as a derivative liability.  However, upon consummation of the Series D Offering, the exercise price of each Waiver Warrant became fixed at $0.042 per share and the Company reclassified the fair value totaling $2,834,000 to paid in capital. With the ninth forbearance and in connection with the loan modification, PFG waived its rights with respect with debt covenant compliance through December 31, 2014.

Forbearance	Extension Through Date	Exercise Price per share	Exercisable Share
Waiver	September 30, 2012	$0.042	2,045,455
Forbearance Extension	October 31, 2012	$0.042	2,045,455
Second Forbearance Extension	December 15, 2012	$0.042	2,045,455
Third Forbearance Extension	January 31, 2013	$0.042	2,045,455
Fourth Forbearance Extension	February 28, 2013	$0.042	2,045,455
Fifth Forbearance Extension	March 31, 2013	$0.042	2,045,455
Sixth Forbearance Extension	April 30, 2013	$0.042	2,045,455
Seventh Forbearance Extension	May 31, 2013	$0.042	2,045,455
Eighth Forbearance Extension	June 30, 2013	$0.042	2,045,455
Ninth Forbearance Extension	October 28, 2013	$0.01	2,232,142
Total			20,641,237

    As of December 31, 2013, PFG has not exercised any Waiver Warrants.

Derivative Liability

    Certain instruments, including the embedded conversion feature in certain of the Compay's outstanding debt and warrants, contain provisions that adjust the respective conversion or exercise prices in the event of certain dilutive issuances of securities, or exercise/conversion prices that are not fixed.  These provisions required the Company to record a derivative liability upon issuance.  The Company re-measured the fair value of the derivative liability to be $0.1 million as of December 31, 2013 and $19.2 million as of September 30, 2013 (see Note 11 below for a description of the Company's fair value measurements).

    The Company estimated the fair value of the derivative liability using the Binomial Lattice pricing model with the following significant inputs, as outlined below, to estimate the fair value of the derivative liability as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Risk free interest rate	0.38%	0.40%
Expected volatility	133.0%	94.8%
Expected dividends	None	None

Note 6 — Convertible Preferred Stock

Series B Preferred

    In the year ended October 3, 2010 (“Fiscal 2010”), the Company sold and issued an aggregate of 3,490 preferred stock units (the “Series B Preferred”) at a purchase price of $700 per preferred stock unit. Each share of Series B Preferred is convertible at any time at the holder’s option into 2,000 shares of Common Stock at a conversion price of $0.50. During Fiscal 2010, the year ended October 2, 2011 (“Fiscal 2011”), and Fiscal 2012, 2,564 shares of Series B Preferred were converted into approximately 5,127,000 shares of the Company’s Common Stock. During Fiscal 2013, approximately 60 shares of the Company’s Series B Preferred were converted into 120,000 shares of the Company’s Common Stock. As a result of such conversions, approximately 866 shares of Series B Preferred were outstanding at December 31, 2013, convertible into approximately 1,732,000 shares of the Company’s Common Stock.

    The Series B Preferred is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series B Preferred ranks senior to the Common Stock and Series D Preferred. The liquidation preference per share of Series B Preferred equals its stated value, $1,000 per share. The Series B Preferred is not entitled to any preferential cash dividends; however, the Series B Preferred is entitled to receive, pari passu with the Company’s Common Stock, such dividends on the Common Stock as may be declared from time to time by the Company’s Board of Directors.

Series D Preferred

    On October 30, 2013, we filed the Certificate of Designations with the Delaware Secretary of State to designate 4,000 shares of the Company's preferred stock as Series D Preferred. Each share of Series D Preferred has a Stated Value of $10,000 and votes alongside our Common Stock on an as-converted basis. The Series D Preferred ranks junior to our Series B Preferred, but is senior to all future classes of our preferred stock. The Series D Preferred is not redeemable at the election of the holder, but the Company may redeem the Series D Preferred, in whole or in part, in exchange for a cash payment equal to the Stated Value of the shared of Series D Preferred redeemed.  The holders of the Series D Preferred may elect, at any time, to convert the Series D Preferred into that number of shares of Common Stock equal to the Stated Value, divided by the current conversion price of $0.042 (the “Conversion Price”). The Series D Preferred also has a mandatory conversion provision that allows the Company to require conversion of all outstanding shares of Series D Preferred in the event the Company sells shares of common stock for at least $0.084 per share in a private financing or series of financings that result in aggregate gross proceeds of at least $10.0 million.

    As of December 31, 2013, there were 2,757 shares of Series D Preferred issued and outstanding.

    The following table summarizes equity activity for the quarter ended December 31, 2013 related to the sale of, and exchange of debt for, Series D Preferred and  as discussed above in Note 5.  The amounts presented include the impact of unamortized debt discount, derivative liability and deferred issuance costs.

	Preferred Stock (Series D only)
	Shares	Amount	Paid-in Capital

Balance, September 30, 2013	-	9	181,443,000

Cash Proceeds from sale of Series D Preferred Stock and warrants, net of issuance costs of $219,000	452	4	4,296,000
Convertible debt exchanged for Series D Preferred stock	2,305	23	24,705,000
Convertible debt exchanged for restricted stock	-	-	13,111,000
Stock based compensation	-	-	1,535,000
Warrant derivatives reclassified to equity	-	-	2,834,000
Other equity activity, net	-	-	2,764,000

Balance, December 31, 2013	2,757	36	230,688,000

Note 7 — Common Stock Warrants and Stock Based Compensation

    Common Stock Warrants. As of December 31, 2013, warrants to purchase a total of 292.7 million shares of the Company’s Common Stock were outstanding, with a weighted average exercise price of $0.07 per share and exercise prices ranging from $0.001 per share to $0.55 per share. As of September 30, 2013, warrants to purchase a total of 71,194,000 shares of the Company’s Common Stock were outstanding, with a weighted average exercise price of $0.10 per share and exercise prices ranging from $0.001 per share to $0.55 per share.

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

    As of December 31, 2013 and September 30, 2013, there are no outstanding and/or exercisable options to purchase the Company’s Common Stock under the 2001 Plan or the 2001 Non-Qualified Option Plan.

    Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of Common Stock reserved for issuance under the 2006 Plan automatically increases at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the Company’s issued and outstanding Common Stock of the Company outstanding on the last day of the preceding fiscal year. As a result, the number of shares issuable under the 2006 Plan increased by 485,000 shares in Fiscal 2010, by 1,250,000 shares in Fiscal 2011, by 1,250,000 shares in Fiscal 2012. As of December 31, 2013, there were 440,500 outstanding and exercisable options to purchase the Company’s Common Stock under the 2006 Plan with exercise prices ranging from $0.16 to $13.00. As of September 30, 2013, there were options to purchase 621,000 shares of the Company’s Common Stock outstanding and exercisable under the 2006 Plan, with exercise prices ranging from $0.09 to $13.00 per share.

    In December 2010, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-qualified stock options. 18,500,000 shares of the Company’s Common Stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan. As of December 31, 2013, there are 9,000,000 outstanding and exercisable options to purchase the Company’s Common Stock under the 2010 Plan at an exercise price of $0.09 per share. As of September 30, 2013, there were options to purchase 15,500,000 shares of the Company’s Common Stock outstanding under the 2010 Plan, of which options to purchase 15,250,000 shares were exercisable, at an exercise price of $0.09 per share. No further grants may presently be made under the 2010 Plan.

    In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved for issuance 46,500,000 shares of Common Stock under the 2011 Plan. The number of shares reserved for issuance under the 2011 Plan was increased to 446,500,000 shares, effective January 16, 2014. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of December 31, 2013, there were options to purchase 160,497,000 shares of the Company’s Common Stock outstanding under the 2011 Plan, at exercise prices ranging from $0.042 to $0.150 per share, none of which were exercisable at December 31, 2013 due to a condition in the option agreement prohibiting the exercise of any option before the filing of an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized capital stock, which amendment was filed with the Delaware Secretary of State on January 16, 2014. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2011 Plan at December 31, 2013 is 485,248,000 shares.

    Below is a summary of stock option transactions during the three months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	51,752,000	$0.20	7.7	$-
Granted	146,938,000	0.04	9.8	-
Exercised	-	-	-	-
Forfeited/Cancelled	(28,633,000)	0.14	7.7	-

Outstanding at December 31, 2013	170,056,000	0.08	9.4	-

Vested and expected to vest, December 31, 2013	144,547,600	0.08	9.4	-

Exercisable, December 31, 2013	79,610,000	0.11	9.0	-

    For the three months ended December, 31, 2013, the Company utilized the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three months ended	Three months ended
	December 31, 2013	December 31, 2012

Expected life	5.4 years	6.7 years
Expected volatility	169%	88.1% -99.3%
Expected dividend	None	None
Risk-free rate	1.6%	1.1-1.3%

    The Company issues new shares of Common Stock to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 15% and 7% for employee options for the three months ended December 31, 2013 and 2012, respectively.  Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

    During the three months ended December 31, 2013, a total of 146.9 million options to purchase shares of the Company’s Common Stock were granted under the 2011 Plan, with an exercise price of $0.042. One-third of the grant vests immediately and the remaining two thirds vest in equal monthly installments over two years and expire on October 21, 2023.  The options were granted in exchange for the cancellation of options to purchase 27.1 million shares of Common Stock previously granted that were both vested and unvested, pursuant to the Option Exchange Program.  The Company treated these exchanges as a modification to the existing options.  The Company recorded the incremental cost of the modification measured by the excess of the fair value of the modified award over the fair value of the original award immediately before the modification as additional compensation cost recognized over the requisite service period. For the three months ended December 31, 2013, a $1.5 million stock option expense was recognized related to these transactions under the Option Exchange Program.

    Employee Stock Benefit Plan. The Company has established an employee retirement plan (the “ESBP”). This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll.  As of December 31, 2013, the Company has not made any contributions to the SBT for the year ended September 30, 2014.  In Fiscal 2013, the Company made a contribution of 9.1 million shares of Common Stock with an estimated market value of $272,000 to the SBT.

    Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of Common Stock of the Company were made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for Fiscal 2012. During Fiscal 2013 the Board of Directors authorized a contribution of 14,000 shares to the Non- Qualified Deferred Compensation Plan. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At December 31, 2013, and September 30, 2013 there were 44,000 shares of the Company’s Common Stock were in the Rabbi Trust.

Note 8 — Loss per Share

    Since the Company had a net loss from continuing operations for the three months ended December 31, 2013 and 2012, there was no difference between basic and diluted loss per share in each of these fiscal years.

     The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	December 31, 2013	December 31, 2012
Basic and Diluted Net Loss Numerator:
Loss from continuing operations	$(513,000)	$(1,330,000)
Income (loss) from discontinued operations	-	(834,000)

Net loss	$(513,000)	$(2,164,000)

Basic and Diluted Net Loss Denominator:
Weighted average number of common shares outstanding	224,816,000	141,394,000

Basic and diluted loss per common share:
Loss from continuing operations	$-	$(0.01)
Net income from discontinued operations	$-	$(0.01)
Net loss per common share	$-	$(0.02)

    Options, warrants and convertible instruments outstanding at December 31, 2013 and September 30, 2013 to purchase approximately 896,632,000 and 594,951,000 shares of the Company’s Common Stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 9 — Discontinued Operations

    On March 19, 2013, the Company announced that it had discontinued the Government Business, and instead focus on the Company’s cyber-security business.  As a result of the Company’s decision, the Company’s Government Business is classified as a discontinued operation in the consolidated financial statements of the Company.

    The following summarized financial information relates to discontinued operations, consisting of the Government Business:

	Three Months Ended
	December 31, 2013	December 31, 2012
Total revenues	$-	$782,000

Cost and expenses
Cost of revenues	-	581,000
General and administrative expense	-	559,000
Research and development expense	-	476,000

Total costs and expenses	-	1,616,000
Net loss from discontinued operations (net of $0 tax)	$-	$(834,000)

    Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Government Business as of December 31, 2013 and September 30, 2013:
	December 31, 2013	September 30, 2013
Accounts receivable, net	$-	$-
Prepaid expenses and other current assets	-	-
Current assets of discontinued operations	-	-
Unbilled revenues on uncompleted contracts	290,000	290,000
Property and equipment, net	-	7,000
Other assets	3,000	-
Non-current assets of discontinued operations	293,000	297,000
Accounts payable	87,000	141,000
Accrued expenses	438,000	438,000
Advance billings on uncompleted contracts	99,000	99,000
Current liabilities from discontinued operations	$624,000	$678,000

Note 10 — Commitments and Contingencies

    The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of December 31, 2013 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2014 (remaining nine months)	$362,000	$203,000
2015	128,000	245,000
2016	42,000	243,000
2017	25,000	175,000
2018	-	149,000
2019 and beyond	-	-
Less amounts representing interest	(56,000)	-

Future minimum lease payments	$501,000	$1,015,000

    Total rent expense for operating leases amounted to $67,000 and $8,000 for the three months ended December 31, 2013 and 2012, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

    The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Disputes

    On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $1.0 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Series D Offering, to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”), regardless of the consummation of a Qualified Financing, as such term is defined in the Notes.  The Non-Converting Note Holder has objected to the Company’s interpretation of the Amendment, and has taken the position that the Notes are currently due and payable from proceeds of the Qualified Financing, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014. As of February 14, 2014, the Notes remained due and payable, and the Company is continues to negotiate with the Non-Converting Note Holder to extend the maturity date of the Notes. In the event we are unable to reach an accommodation or negotiated settlement with the Non-Converting Note Holders, and are otherwise unsuccessful in defending our position, the Notes may become immediately due and payable, in which case we may be considered in default on the Notes.

    On November 15, 2013 we failed meet a contractual first year minimum payment obligation of $100,000 with a certain vendor resulting in a contractual breach, which requires that we pay all fees and guarantee payment of totaling $1.8 million (the “Guarantee Payment”) immediately. We have not cured the breach of contract, but we have successfully negotiated a payment plan (the “Payment Plan”) with this vendor which consists of four equal monthly payments of $25,000 plus interest beginning February 2014. Due to our limited working capital, if we are unable to meet the requirements of the Payment Plan, we will be required to pay the Guarantee Payment in full, which could have a materially adverse impact on our business, financial condition and results of operations.

Note 11 — Fair Value Measurements

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

    The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended December 31, 2013. Financial liabilities carried at fair value as of December 31, 2013 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$124,000	$124,000

    The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended December 31, 2013:

	September 30, 2013	Recorded New Derivative Liabilities	Warrant Derivatives Reclassified to equity	Extinguished in Conversion of debt to Series D Preferred and RSUs	Change in estimated fair value recognized in results of operations	December 31, 2013
Derivative liabilities	$19,245,000	$33,000	$(2,834,000)	(8,986,000)	$(7,334,000)	$124,000

    Fair Value of Financial Instruments. The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheet at fair value on either a recurring or non-recurring basis as follows:

	December 31, 2013		September 30, 2013		Level in fair
	Carrying amount	Fair value	Carrying amount	Fair value	value hierarchy

Cash and cash equivalents	$375,000	$375,000	$136,000	$136,000	1
Accounts Receivable, net	$-	$-	$119,000	$119,000	2
Accounts Payable	$823,000	$823,000	$1,024,000	$1,024,000	2

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and approximated fair value due to their short-term nature.

Note 12 — Noncontrolling Interest in Subsidiaries

    At December 31, 2013, the Company owned 96% of Novalog’s common stock, 98% of MSI’s common stock, 81% of RedHawk’s common stock, and 95% of iNetWorks’ common stock.

    For the three months ended December 31, 2013 and 2012, Novalog, MSI, RedHawk, and iNetWorks did not have any operating activities.

Note 13 — Subsequent Events

    Amendment to 2011 Omnibus Incentive Plan and Option Exchange Program. On January 16, 2014, the Company implemented an amendment to its 2011 Omnibus Incentive Plan (the “2011 Plan”) to the increase the number of shares of Common Stock issuable under the 2011 Plan to 446,500,000 (the “Plan Amendment”).

    Senior Subordinated Secured Convertible Promissory 2013 Notes. On February 6, 2014, the Company’s board of directors approved the issuance of senior subordinated secured convertible promissory notes in the aggregate principal amount of up to $3.5 million (the “2014 Senior Subordinated Notes”), of which, $1.5 million may be issued in exchange for the cancellation of certain outstanding senior notes.  The 2014 Senior Suborinated Notes mature on July 31, 2014. As of the date hereof, the Company has issued 2014 Senior Subordinated Notes in the aggregate principal amount of $525,000.

    As additional consideration, each holder of 2014 Senior Subordinated Notes will receive one share of Common Stock and a two year warrant to purchase one share of Common Stock at $0.042 for every $0.168 invested. The 2014 Senior Subordinated Notes shall pay 12% simple interest on a payment-in-kind (“PIK”) basis. At the close of $4.0 million equity security issued by the Company, the 2014 Senior Subordinated Notes will convert into shares of Series D Preferred at the election of the holder thereof in the event 50% or more of the holders elect to convert.

    Loan Modification. On February 7, 2014 the Company entered into a second loan modification (the "Second Modification”) with an effective date of October 28, 2013, (the “Second Modification Effective Date”) to the Loan Agreement with PFG for the Revolving Credit Facility. In accordance with the terms of the Second Modification, in the event the Company consummates a debt or equity financing on or after the Second Modification Effective Date, the Company must pay to PFG 10% of the gross proceeds received from such financing. PFG, however, waived the deposit requirement for the month of January 2014. In consideration for the Second Modification, the Company has agreed to pay PFG a back-end fee of 15% on any capital transaction consummated on or after February 1, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In this report, the terms “ISC8 Inc.,” “ISC8,” “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

Introduction

    The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2013, field with the SEC on December 24, 2013.

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

Critical Accounting Estimates

    Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 24, 2013.

Results of Continuing Operations

Overview of Results of Continuing Operations for Three Months Ended December 31, 2013 and December 30, 2012

Condensed Consolidated Results of Continuing Operations

    The continuing operating results of our business for the three months ended December 31, 2013 and 2012 are as follows:

	December 31,	December 31,	Change	% change
	2013	2012 (1)

Revenues	$93,000	$93,000	$-	-%
Cost of revenues	48,000	48,000	-	-%
Gross profit	45,000	45,000	-	-%
Operating expenses
General and administrative expense	2,375,000	2,368,000	7,000	-%
Research and development expense	1,898,000	1,968,000	(70,000)	-4%
Total operating expenses	4,273,000	4,336,000	(63,000)	-1%
Operating loss	(4,228,000)	(4,291,000)	(63,000)	-1%
Interest and other (income) expenses
Interest expense	3,928,000	1,987,000	1,941,000	98%
Gain from change in fair value of Derivative liability	(7,334,000)	(4,947,000)	2,387,000	48%
Gain on extinguishment of debt	(316,000)	-	(316,000)	100%
Other (income) expense, net	4,000	(1,000)	5,000	500%
Total interest and other (income) expenses	(3,718,000)	(2,961,000)	(757,000)	-26%
Loss from continuing operations	(510,000)	(1,330,000)	(820,000)	-62%
Provision for income taxes	3,000	-	3,000	100%
Loss from continuing operations	(513,000)	(1,330,000)	(817,000)	-61%
Loss from discontinued operations (net of $0 tax)	-	(834,000)	834,000	100%

Net income (loss)	$(513,000)	$(2,164,000)	$(1,651,000)	-76%

Basic and diluted net loss per share:	December 31,	December 31,
	2013	2012	change	% change

Loss from continuing operations	$-	$(0.01)	$0.01	100%
Loss from discontinued operations	$-	$(0.01)	$0.01	100%
Net loss per share	$-	$(0.02)	$0.02	100%

Weighted average number of common shares outstanding	224,816,000	141,394,000	83,422,000	59%

(1)
On June 28, 2013, we changed our fiscal year end-date from the last Sunday of September to September 30. Accordingly, Fiscal 2013 ended on September 30, 2013, rather than September 29, 2013.   We did not change our prior period presentation to reflect the change in fiscal year, as the difference is immaterial.  See Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

    The following discussions relate to our results of continuing operations after reclassifying the operations of our Government Business as discontinued operations upon the discontinuance of the Government Business on March 19, 2013.

    Total Revenues. Total revenues for both the three months ended December 31, 2013 and 2012 was $93,000.  The revenue was generated from software maintenance revenue of our cyber security products primarily resulting from the acquisition of Bivio Software. Effective March 19, 2013, we discontinued our Government Business and completed our goal of transforming the Company into a pure cyber security company.   We are continuing to focus on the development of the Cyber adAPT® product suite and are currently promoting sales of our other recently introduced products, Cyber NetFalcon® and Cyber NetControlTM. We believe these products could become a material contributor to our total revenue; however, no assurances can be given that such outcome will materialize during the year ended September 30, 2014, or at all.

    Cost of Revenues. Cost of revenue includes wages and related benefits of our personnel directly incurred in support of our software maintenance revenue. Our cost of revenue was $48,000 for the three months ended December 31, 2013 and December 31, 2012.

    General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. For the three months ended December 31, 2013 general and administrative expense was comparable to the prior year period at approximately $2.4 million.

    Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. For the three months ended December 31, 2013, research and development expense was comparable to the prior year’s period at approximately $2.0 million.

    Interest Expense. For the three months ended December 31, 2013 interest expense increased $1.9 million to $3.9 million, or 98%, from $2.0 million in the comparable period in 2012. The increase in interest expense for the three months end December 31, 2013 was primarily due to warrants issued to extend the 2013 Notes to January 31, 2014 totaling $2.2 million.

    Change in Fair Value of Derivative Liability. For the three months ended December 31, 2013, our gain from the change in fair value of derivative liability increased $2.4 million to $7.3 million, or 48%, from $4.9 million in 2012. On October 31, 2013 we completed the Series D Offering, considered to be a qualified financing, which fixed the conversion price of certain convertible notes and warrants, and, in turn, eliminated the embedded derivative therein. As a result Series D Offering, we revalued our embedded derivatives contained in the 2013 Notes, converted Senior Subordinated Notes and warrants as of October 31, 2013. We recognized a $6.8 million gain associated with the change in fair value related to these derivatives due to our lower stock price. The resulting fair value of these derivatives as of October 31, 2013 was extinguished in one of two methods.  For the portion of the derivative securities held by related parties, we recognized the balance as contributed capital.  For the portion of the derivative securities held by parties not otherwise related to the Company, we recognized the balance as a gain on extinguishment of debt. However, the conversion price of the remaining Senior Subordinated Notes will be based on the price of the next qualified financing consummated by the Company.  Therefore, we revalued the embedded derivative on the remaining Senior Subordinated Notes as of December 31, 2013.  The difference in the fair value resulted in a $0.6 million gain due to the lower stock price.  The remaining Senior Subordinated Notes continue to have derivative features that can result in additional changes in the fair value of our derivative liability that we may be required to record in future reporting periods, unless and until our convertible debt instruments mature, are repaid, or are converted into common or preferred stock. No assurances can be given that we will not enter into additional  convertible notes and warrants that have embedded derivative feature in the future.

    Extinguishments of Debt. For the three months ended December 31, 2013, our gain on extinguishment of debt was $0.3 million.  All of the debt converted into shares of Series D Preferred held by investors not related to the Company were treated as an extinguishment of debt.  As such, the aggregate principal balance, accrued interest, unamortized discount, deferred cost, and respective derivative liability were compared to the fair value of the shares of Series D Preferred received in exchange for such cancelled debt, and resulted in a $0.3 million gain on extinguishment of debt.

    Net Loss from Continuing Operations. Our net loss from continuing operations decreased $0.8 million to approximately $0.5 million for the three months ended December 31, 2013, compared to $1.3 million for the three month period ended December 31, 2012, largely due to a gain from change in fair value of derivative instruments and gain in extinguishment of debt offset by higher interest expense of $1.9 million associated with debt conversions.

    Loss per Share. Basic and diluted loss per share from continuing operations decreased by $0.01 to $0.00 for the three months ended December 31, 2013, from $0.01 for the same period in 2012. Basic and diluted loss per share from discontinued operations decreased by $0.01 to $0.00 for the three months ended December 31, 2013, from $0.01 for the same period in 2012. Basic and diluted loss per share decreased by $0.02 to $0.00 for the three months ended December 31, 2013, from $0.02 for the same period in 2012.

Liquidity and Capital Resources

    Our liquidity in terms of both cash and cash equivalents increased in the first three months ended December 31, 2013, largely as a result of the timing of payments on our current payables and cash generated from our equity and debt financing. We continued to have a working capital deficit for the current period because we continued to generate losses as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents	Working Capital (Deficit)
September 30, 2013	$136,000	$(29,713,000)
Net Dollar increase as of December 31, 2013	239,000	23,082,000

December 31, 2013	$375,000	$(6,631,000)
Percentage increase as of December 31, 2013	176%	78%

    The $0.2 million increase in cash during the three month period ended December 31, 2013 was a result of the following components: (i) cash used in operating activities of $2.6 million offset by cash provided from financing activities of $2.9 million,  (ii) cash used in operating activities consisted of the $0.5 million net loss from continuing operations, (iii) $3.4 million in non-cash interest expense, (iv) $1.5 million in stock based compensation expense and (v) a net change in operating assets and liabilities of $0.3 million, offset by $7.3 million change in fair value of derivative liability, and other less significant factors related to various timing and cash deployment effects.    Cash provided by financing activities was a result of $4.4 million in proceeds from the sale of shares of Series D Preferred and $0.2 million in proceeds from the issuance of the Senior Subordinated Secured Convertible Promissory Notes, partially offset by $2.0 million of principle payments on the PFG revolving credit facility.

    For the three months ended December 31, 2013, our loss from continuing operations was $0.5 million, as compared to a $1.3 million for the three months ended December 31, 2012. As of December 31, 2013 we had negative working capital and stockholders’ deficit of approximately $6.5 million and $6.4 million as compared to $29.7 million and 55.6 million, respectively, at September 30, 2013. The increases in working capital and stockholders’ deficit was the due to the extinguishment of debt which were converted to Series D Preferred and RSUs, and the elimination of the related derivative liability resulting from the debt conversion.

    As of December 31, 2013 we have used substantially all of the cash obtained from the sale of the Thermal Imaging Division, the Revolving Credit Facility and 2013 Notes to fund our operations, and have been unable to maintain positive cash flow during the three month period due to insufficient revenues. While we generated income in the current three months and had significant net losses previous fiscal years, the income in the current quarter was the result of various non-cash transaction associated with the change in fair value of the derivative for $7.3 million, gain on extinguishment of debt for $0.3 million offset by stock options expense for   $1.5 million and non-cash interest expense of $3.4 million.  We had approximately $0.4 million of cash on hand as of December 31, 2013. Our operating expenses during the quarter ended December 31, 2013 was approximately $4.3 million. To continue to fund anticipated operating expenses and satisfy indebtedness, we are currently seeking additional financing, and no assurances can be given that such financing will be available on a timely basis, on terms that are acceptable, or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Off-Balance Sheet Arrangements

    Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of December 31, 2013 and 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

    Debt. At December 31, 2013, we had approximately $6.0 million of debt, exclusive of discounts, which consisted of (i) the Revolving Credit Facility, in the principal amount of $3.0 million; (ii) Senior Subordinated Secured Convertible Notes issued during Fiscal with an aggregate principal balance of approximately $1.6 million; and (iii)  Subordinated Secured Convertible Notes with an aggregate principal balance of approximately $1.4 million.  These instruments are more fully described below.

    Revolving Credit Facility

    On November 1, 2013, the Company substantially modified its Loan Agreement with PFG to provide, among other things, for a one-year extension of the maturity date under the Loan Agreement to December 31, 2014 (the “PFG Loan Modification”). In return, the Company made a $2.0 million repayment on the loan, deposited $500,000 with PFG as collateral for the loan, and, in the event the Company consummates a debt or equity financing, the Company agreed to pay to PFG 25% of the proceeds from such financing. PFG and the Company also modified the Guaranty Agreement executed in connection with the Loan Agreement in order to: (i) release Costa Brava from its guarantee of the Company's debt to PFG, (ii) reduce the maximum guarantee amount to $1.0 million, and (iii) affirm the obligations of Griffin under the Guaranty Agreement.

    As of December 31, 2013, the Revolving Credit Facility had a balance of approximately $3.0 million.

    Senior Subordinated Secured Convertible Notes

    During the year ended September 30, 2013, we authorized the issuance of Senior Subordinated Secured Convertible Notes, which notes are a part of a series of notes, in the aggregate amount of $10.0 million (the “Senior Subordinated Notes”). As of December 31, 2013, Senior Subordinated Notes in the aggregate principal amount of $1.6 million were outstanding, and matured on January 31, 2014. We are currently negotiating with the holders of these notes to extend the maturity date.

    Subordinated Secured Convertible Notes

As of December 31, 2013, Subordinated Notes in the aggregate principal amount of $1.4 million were outstanding, of which $0.2 million will mature in December 2015, $0.2 will mature in January 2016, $0.1 million will mature in April 2016 and $0.9 million will mature in July 2016.

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $0.5 million at December 31, 2013 relates primarily to computer equipment and software, and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with us, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for three months ended December 31, 2013, including the Citigroup Pension Liability Index, which at December 31, 2013 was 4.95%. Based on this review, we used a 4.95% discount rate for determining the ESCP liability at December 31, 2013. Presently, two of our retired executives are receiving benefits aggregating $185,000 per annum under the ESCP. As of December 31, 2013, $1.2 million has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $185,000 is a current liability included in accrued expenses in the attached Condensed Consolidated Balance Sheets as we expect to pay during Fiscal 2014.

Stock-Based Compensation

    Aggregate stock-based compensation attributable to continuing operations for the three month periods ended December 31, 2013 and 2012 was $1.5 million and $0.2 million, respectively.

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

    We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a non-vested stock award.

    For the three months ended December 31, 2013, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 15%. We granted options to purchase 146.9 million shares and we canceled 28.6 million shares during the three-month period ended December 31, 2013 pursuant to the Option Exchange Program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a "smaller reporting company" as defined by the rule and regulations of the Securities and Exchange Commission, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of Fiscal 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the quarter ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

    Changes in Internal Control over Financial Reporting.    We have identified potential improvements to our internal controls over financial reporting, some of which we implemented during the quarter ended December 31, 2013, including the modification or expansion of internal process documentation to support the changing direction of the Company. During the quarter ended December 31, 2013, we hired more experienced staff to strengthen our overall control environment, and to reduce the potential for errors related to systems limitations. We expect to continue to document, test and improve our internal controls over the next year as our staff become more seasoned with the company, and believe our current staffing to be adequate.  No assurances can be given that we will not identify control deficiencies, including potential material weaknesses in the future, or that we will be able to remedy any identified potential deficiencies or material weaknesses.

    Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 1A. RISK FACTORS

    We have identified the following risk factors in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2013:

    Certain holders of the Company’s senior subordinated debt in the principal amount of approximately $1.0 million have notified the Company that such debt was due and payable as of November 1, 2013. Although the Company disputes this position, in the event the Company cannot successfully defend its position, the Company may be considered in default on such debt.

    On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $1.0 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Series D Offering to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”).  The Non-Converting Note Holder has objected to the Company’s interpretation of the Amendment, and has taken the position that the Notes are currently due and payable from proceeds of the Series D Offering, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014.  Although the Company disputes the Non-Converting Note Holder's position, and believes that the Amendment extended the maturity date of the Notes to January 31, 2014, we may not prevail.

    As of February 14, 2014, the Notes remained due and payable, and the Company is continuing negotiations with the Non-Converting Note Holder to extend the maturity date of the Notes. In the event we are unable to reach an accommodation or negotiated settlement with the Non-Converting Note Holders, and are otherwise unsuccessful in defending our position, the Notes may become immediately due and payable, in which case we may be considered in default on the Notes.

    We are currently in breech of a contract with a vendor, which could, in turn, have a materially adverse effect on our business, financial condition and results of operation. Although we have negotiated a repayment plan, no assurances can be given that we can cure the breach or otherwise satisfy our remaining obligation.

    On November 15, 2013, we failed meet a contractual first year minimum payment obligation of $100,000 with a certain vendor resulting in a contractual breach, which requires that we pay all fees and a guarantee payment of $1.8 million (the “Guarantee Payment”) immediately. We have not cured the breach of contract, but we have successfully negotiated a payment plan (the “Payment Plan”) with this vendor which consists of four equal monthly payments of $25,000, plus interest, beginning February 2014. Due to our anemic working capital, if we are unable to meet the Payment Plan, we will be required to pay the Guarantee Payment and our business, financial condition and results of operations could be materially and adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

3.1
Certificate of Amendment to the Certificate of Incorporation of ISC8 Inc., dated January 16, 2014, attached as Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2014, and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISC8 INC.

By:	/s/ Bill Joll Bill Joll Chief Executive Officer and President (Principal Executive Officer) Dated: February 18, 2014