Form 10-Q
period 2014-03-31
ISC8 INC. /DE
filed 2014-06-06
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to __________

Commission file number 001-08402

ISC8 INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

 As of June 4, 2014, there were 256,580,728 shares of common stock outstanding.

ISC8 INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED MARCH 31, 2014

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

-i-

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ISC8 INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2014	September 30, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$147,000	$136,000
Accounts receivable, net	-	119,000
Deposit on PFG credit line	523,000	1,000,000
Prepaid expenses and other current assets	335,000	561,000
Total current assets	1,005,000	1,816,000
Restricted cash	75,000	75,000
Property and equipment, net	553,000	753,000
Goodwill	393,000	393,000
Intangible assets, net	727,000	790,000
Deferred financing costs, net	51,000	715,000
Other assets	32,000	126,000
Non-current assets of discontinued operations	290,000	297,000
Total assets	$3,126,000	$4,965,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,331,000	$1,024,000
Accrued expenses	1,837,000	3,066,000
Deferred revenue	17,000	221,000
Senior secured revolving credit facility, net of discount	3,054,000	4,908,000
Senior subordinated secured convertible promissory notes, net of discount	1,623,000	15,793,000
Senior subordinated secured convertible bridge notes, net of discount	1,155,000	-
Subordinated secured convertible promissory notes, net of discount	843,000	-
Senior subordinated secured promissory notes	-	5,392,000
Capital lease obligations, current portion	329,000	447,000
Other current liabilities	75,000	-
Current liabilities from discontinued operations	624,000	678,000
Total current liabilities	10,888,000	31,529,000
Subordinated secured convertible promissory notes, net of discount	-	8,570,000
Capital lease obligations, less current portion	67,000	77,000
Derivative liability	797,000	19,245,000
Executive salary continuation plan liability	910,000	957,000
Other liabilities	-	139,000
Total liabilities	12,662,000	60,517,000
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 900 shares of Series B Convertible Cumulative Preferred Stock issued and outstanding as of March 31, 2014 and September 30, 2013, liquidation preference of $866,000, and 2,800 and 0 shares of Series D Convertible Preferred Stock issued and outstanding, liquidation preference of $27,820,000 and $0, as of March 31, 2014 and September 30, 2013, respectively(2)	-	-
Common stock, $0.01 par value, 2,000,000,000 and 800,000,000 shares authorized; 255,080,000 and 205,581,000 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively (3)	2,551,000	2,056,000
Additional paid-in capital	231,910,000	181,443,000
Accumulated other comprehensive income (loss)	46,000	(123,000)
Accumulated deficit	(244,367,000)	(239,252,000)
ISC8 stockholders’ deficit	(9,860,000)	(55,876,000)
Noncontrolling interest	324,000	324,000
Total stockholders’ deficit	(9,536,000)	(55,552,000)
Total liabilities and stockholders’ deficit	$3,126,000	$4,965,000

(1)   The condensed consolidated balance sheet as of September 30, 2013 was derived from the audited consolidated financial statement included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on December 24, 2013.

(2) The number of shares of Convertible Preferred Stock issued and outstanding has been rounded to the nearest one hundred (100).

(3) The number of shares of common stock issued and outstanding has been rounded to the nearest one thousand (1000).

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenues	$78,000	$102,000	$171,000	$196,000
Cost of revenues	45,000	44,000	93,000	81,000
Gross Profit	33,000	58,000	78,000	115,000
Operating expenses:
General and administrative expense	2,532,000	2,320,000	4,907,000	4,290,000
Research and development expense	1,223,000	1,799,000	3,121,000	3,464,000
Total operating expenses	3,755,000	4,119,000	8,028,000	7,754,000
Operating loss	(3,722,000)	(4,061,000)	(7,950,000)	(7,639,000)
Interest and other (income) expense
Interest expense	621,000	3,806,000	4,549,000	5,793,000
Change in fair value of derivative liability	261,000	466,000	(7,073,000)	(4,481,000)
Gain on extinguishment of debt	-	-	(316,000)	-
Other (income) expense	(2,000)	64,000	2,000	63,000
Total interest and other (income) expenses	880,000	4,336,000	(2,838,000)	1,375,000
Loss from continuing operations before provision for income taxes	(4,602,000)	(8,397,000)	(5,112,000)	(9,014,000)
Provision for income taxes	-	3,000	3,000	3,000
Loss from continuing operations	(4,602,000)	(8,400,000)	(5,115,000)	(9,017,000)
Loss from discontinued operations	-	(1,191,000)	-	(2,738,000)
Net loss	$(4,602,000)	$(9,591,000)	$(5,115,000)	$(11,755,000)

Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.05)	$(0.02)	$(0.06)
Loss from discontinued operations	$-	$(0.01)	$-	$(0.02)
Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.02)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	245,122,000	153,688,000	234,858,000	147,541,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(4,602,000)	$(9,591,000)	$(5,115,000)	$(11,755,000)
Other comprehensive income before tax from continuing operations:
Foreign currency translation adjustments	23,000	-	169,000	-
Comprehensive loss	$(4,579,000)	$(9,591,000)	$(4,946,000)	$(11,755,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2014		2013
Cash flows from operating activities:
Net loss		$(5,115,000)	$(11,755,000)
(Income) loss from discontinued operations		-	2,738,000
Loss from continuing operations		(5,115,000)	(9,017,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization		339,000	95,000
Provision for bad debt		174,000	-
Non-cash interest expense		3,790,000	5,255,000
Gain on extinguishment of debt		(316,000)	-
Change in fair value of derivative liability		(7,073,000)	(4,481,000)
Non-cash stock-based compensation		2,539,000	300,000
Loss on disposal of property and equipment		4,000	-
Changes in assets and liabilities:
Accounts receivable		(55,000)	(127,000)
Prepaid expenses and other current assets		194,000	(60,000)
Other assets		262,000	-
Accounts payable and accrued expenses		1,029,000	643,000
Other current liabilities		75,000	-
Deferred revenue		(204,000)	67,000
Executive Salary Continuation Plan liability		(47,000)	(7,000)
Net cash used in operating activities		(4,404,000)	(7,332,000)

Cash flows from investing activities:
Property and equipment expenditures		-	(45,000)
Proceeds from sale of Thermal assets		-	1,200,000
Net cash paid related to acquisition of Bivio		-	(569,000)
Net cash provided by investing activities		-	586,000

Cash flows from financing activities:
Proceeds from unsecured convertible promissory notes		1,738,000	7,380,000
Proceeds from Series D Convertible Preferred Stock		4,533,000	-
Proceeds from options and warrants exercised		16,000	103,000
Net change in deposit on PFG credit line		477,000	-
Principal payments on PFG credit line		(2,070,000)	-
Principal payments on notes payable		(25,000)	(9,000)
Principal payments on capital leases		(208,000)	(8,000)
Net cash provided by financing activities		4,461,000	7,466,000

Cash flows from discontinued operations:
Net cash used in operating activities		(47,000)	(1,965,000)
Net cash used in investing activities		-	(8,000)
Net cash used in discontinued operations		(47,000)	(1,973,000)
Effect of exchange rate changes on cash		1,000	163,000
Net increase (decrease) in cash and cash equivalents		11,000	(1,416,000)
Cash and cash equivalents at beginning of period		136,000	1,738,000
Cash and cash equivalents at end of period		$147,000	$322,000

Non-cash investing and financing activities:
Equipment financed with capital leases		$80,000	$-
Conversion of notes and accrued interest to Series D Preferred stock		$23,056,000	$-
Conversion of notes to restricted stock		$14,503,000	$-
Employee stock based plan contribution		$272,000	$-
Conversion of notes and accrued interest to common stock	$		$30,000
Common stock issued to pay accrued interest and operating expenses		$556,000	$963,000
Issuance of warrants to acquire Bivio Software assets		$-	$85,000
Senior Subordinated Note issued to settle accrued interest		$-	$291,000
Issuance of warrants in connection with Forbearance agreements		$34,000	$721,000
Non-cash conversion of preferred stock to common stock		$-	$60,000
Non-cash conversion of 2012 Notes to 2013 Notes, including paid in kind interest		$-	$5,571,000

Supplemental cash flow information:
Cash paid for interest		$257,000	$303,000
Cash paid for income taxes		$3,000	$3,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ISC8 INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — General

 The information contained in the following Notes to Condensed Consolidated Financial Statements is derived from that which appears in the accompanying unaudited condensed consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“Fiscal 2013”), filed with the SEC on December 24, 2013, including the risk factors contained therein, as updated in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

 The consolidated financial information for the three month periods ended March 31, 2014 and 2013 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2014, and the results of its operations and its cash flows for the three month periods ended March 31, 2014 as compared to the same period ended March 31, 2013.

 The accompanying September 30, 2013 balance sheet was derived from the audited fiscal 2013 financial statements.

Recent Developments

 New Location Established as ISC8 Malaysia. On October 28, 2013, the Company announced the opening of a new office in Kuala Lumpur, Malaysia in support of the projected growth of business within South East Asia (“ISC8 Malaysia”).  ISC8 Malaysia, a wholly owned subsidiary of the Company, will serve as a regional hub in South East Asia.

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

 Series D Preferred Financing. On October 31, 2013, the Company accepted subscription agreements from certain accredited investors (the "Investors") to purchase shares of Series D Preferred (the "Series D Offering") for $10,000 per share. As additional consideration, each Investor received one-year warrants to purchase 59,523 shares of Common Stock for $0.084 per share ("Warrant Shares") for every share of Series D Preferred purchased (the "Series D Warrants"). Through March 31, 2014, investors have purchased 477 shares of Series D Preferred, resulting in gross proceeds of approximately $4.77 million.

 Cancellation of Debt. In connection with the offer and sale of the Series D Preferred, certain holders of the Company's outstanding senior convertible debt agreed to exchange such debt, in the aggregate total of approximately $23.1 million in principal and accrued interest, for shares of Series D Preferred and Series D Warrants on substantially similar terms to the Series D Offering (the “Senior Note Conversion”). The Senior Note Conversion resulted in the issuance of approximately 2,300 shares of Series D Preferred and Series D Warrants to purchase approximately 137.2 million shares of Common Stock. Furthermore, certain holders of the Company’s junior subordinated convertible debt agreed to exchange an aggregate total of approximately $14.5 million in principal and accrued interest for approximately 101.4 million shares of Restricted Stock Units (“RSU”) that vests in the event the trading price of the Company’s Common Stock reaches $0.143 (the “Junior Note Conversion”).

 Amendments to Articles of Incorporation or Bylaws. On October 31, 2013, the Company amended Article III, Section 2 of the Company's Bylaws to decrease the fixed number of directors from ten to seven (the "Bylaw Amendment"). On June 5, 2014, the Company further amended Article III, Section 2 of the Company’s Bylaws to decrease the fixed number of directors from seven to three, and decrease the size of the Company's Board of Directors to no less than three, but no more than seven directors.

 Modification of PFG Loan Agreement. On November 1, 2013, the Company substantially modified its Loan Agreement with Partners for Growth III, L.P. (“PFG”) to provide, among other things, for a one-year extension of the maturity date under the Loan Agreement to December 31, 2014 (the “PFG Loan Modification”). In return, the Company made a $2.0 million repayment on the loan, deposited $500,000 with PFG as collateral for the loan, and, in the event the Company consummates a debt or equity financing, the Company agreed to pay to PFG 25% of the proceeds from such financing (“Financing Guarantee Fund”). PFG and the Company also modified the Guaranty Agreement executed in connection with the Loan Agreement in order to: (i) release Costa Brava Partnership III, LP (“Costa Brava”) from its guarantee of the Company's debt to PFG, (ii) reduce the maximum guarantee amount to $1.0 million, and (iii) affirm the obligations of the Griffin Fund LP, one of the Company's related party investors (“Griffin”), under the Guaranty Agreement.

    On February 7, 2014, the Company and PFG made further modification to the Loan Agreement by reducing the Financing Guarantee Fund payment from 25% of 10% and required the Company to make a $70,000 monthly payment toward the principal balance of the loan effective April 1, 2014 and a back end fee of 15% on any capital raise.  See Note 3 under the heading Revolving Credit Facility.

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

Issuance of Senior Subordinated Secured Convertible Bridge Notes. On February 6, 2014, the Company’s Board of Directors approved the issuance of senior subordinated secured convertible bridge notes in the aggregate principal amount of up to $3.5 million (the “2014 First Bridge Notes”), of which, $1.5 million may be issued in exchange for the cancellation of certain outstanding senior notes.  The 2014 First Bridge Notes mature on July 31, 2014. As of March 31, 2014, the Company has issued 2014 First Bridge Notes in the aggregate principal amount of $0.6 million.  See Note 5 for further information regarding the 2014 First Bridge Notes.

On February 28, 2014, the Company’s Board of Directors approved the issuance of senior subordinated secured convertible bridge notes in the aggregate principal amount of up to $6.0 million (the “2014 Second Bridge Notes”), of which, $1.5 million may be issued in exchange for the cancellation of certain outstanding senior notes.  The 2014 Second Bridge Notes mature on July 31, 2014. As of June 5, 2014, the Company has issued 2014 Second Bridge Notes in the aggregate principal amount of $3.0 million. See Note 5 and Note 11 for further information regarding the 2014 Second Bridge Notes.

Forbearance Agreement.  As of March 31, 2014, $0.9 million of the outstanding Senior Subordinated Convertible Notes (as defined below in Note 3 - Senior Subordinated Secured Convertible Promissory Notes) had matured. The Company entered into a Forbearance Agreement with the respective holders of these Notes to extend the maturity date to July 31, 2014.  See Note 11 for further information regarding the Forbearance Agreement, and other information regarding the Senior Subordinated Secured Convertible Notes.

Summary of Significant Accounting Policies
 There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2014. For a comprehensive description of the Company’s significant accounting policies, see Note 1 to the Company’s Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on December 24, 2013.

 Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) iNetWorks Corporation (“iNetWorks”), ISC8 Europe Limited (“ISC8 Europe”) and ISC8 Malaysia SDN.BMD (“ISC8 Malaysia”). Of the Company’s subsidiaries, only ISC8 Europe and ISC8 Malaysia presently have operating activities and assets, separate employees and facilities. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at March 31, 2014 or March 31, 2013.

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

 Subsequent Events. Management has evaluated events subsequent to March 31, 2014 through the date the accompanying financial statements were originally filed with the SEC on Form 10-Q for transactions and other events that may require adjustment of and/or disclosure in such financial statements. See Note 11 for a discussion of events occurring subsequent to March 31, 2014.

Note 2 – Going Concern

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in previous fiscal years.  For the six months ended March 31, 2014 and 2013, the Company had a loss from continuing operations of $5.1 million and $9.0 million, respectively, and negative cash flows from operations of $4.4 million and $7.3 million, respectively.  As of March 31, 2014, the Company also had negative working capital of approximately $9.9 million and stockholders’ deficit of $9.5 million.

 Management believes that the Company’s losses in recent years have primarily been the result of increased research and development expenditures related to the cyber technology and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, who are considered necessary to support commercialization of the Company’s technologies, and significant financing costs.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of March 31, 2014.

 We currently have insufficient cash to execute our business plan and continue as a going concern, in the absence of securing additional financing, and we have significant debt coming due within 12 months. Management is therefore currently focused on raising additional capital to fund the Company’s working capital requirements, managing costs in line with estimated total revenues, including contingencies for cost reductions if projected revenues are not fully realized, as well as negotiating the restructuring of certain indebtedness currently due and payable.  However, there can be no assurance that management will be successful, that anticipated revenues will be realized, or that the Company will be able to successfully implement its plans.  In the event management is not successful in raising additional capital, or otherwise implementing its restructuring plan, the Company will be unable to continue as a going concern.

 The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 — Debt Instruments

 The following table summarizes debt instrument activity during the six months ended March 31, 2014:

	Principle Balance, Net of Discount at September 30, 2013	New Debt Issued(Principle Repayment), Net	Debt Converted to Series D Preferred Shares	Debt Converted to Restricted Stock	Debt Discount Amortization, Extinguishment or (Additions), Net	Principle Balance, Net of Discount at March 31, 2014
Senior Secured Revolving Credit Facility	$4,908,000	$(2,070,000)	$-	$-	$216,000	$3,054,000
Senior Subordinated Secured Convertible Promissory 2013 Notes	15,793,000	175,000	(16,199,000)	-	1,854,000	1,623,000
Senior Subordinated Secured Convertible Bridge Notes	-	1,858,000	-	-	(703,000)	1,155,000
Senior Subordinated Secured Promissory Notes	5,392,000	-	(5,392,000)	-	-	-
Subordinated Secured Convertible Promissory Notes	8,570,000	-	(381,000)	(14,357,000)	7,011,000	843,000
Total Gross Debt	$34,663,000	$(37,000)	(21,972,000)	$(14,357,000)	$8,378,000	$6,675,000
Accrued interest converted to equity			(1,084,000)	(146,000)
Gross adjustment to additional paid-in capital(1)			$(23,056,000)	$(14,503,000)

   (1) The net amount presented excludes the impact of unamortized debt discount, derivative liability and deferred issuance costs.

Revolving Credit Facility

 In December 2011, the Company entered into the Loan Agreement with PFG to obtain the Revolving Credit Facility.   The Revolving Credit Facility was originally set to mature on December 14, 2013, however, in connection with the PFG Loan Modification, the maturity date was extended to December 31, 2014. Interest on the Revolving Credit Facility accrues at the rate of 12% per annum, payable monthly, with the principal balance payable on the Maturity Date.  As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG and two PFG affiliated entities seven-year warrants to purchase, for $0.11 per share, an aggregate of 15.0 million shares of the Company’s Common Stock (the “PFG Warrants”).

 To secure the payment of the Company’s obligations under the Loan Agreement, the Company granted to PFG a first position, continuing security interest in substantially all of the Company’s assets, including substantially all of its intellectual property. In addition, Costa Brava, Griffin and certain other existing creditors of the Company have agreed that, while any obligations remain outstanding by the Company to PFG under the Loan Agreement, their security interests in and liens on the Company’s assets shall be subordinated and junior to those of PFG.  During July 2013, Costa Brava deposited $1.0 million into an escrow account held by PFG (the “PFG Guarantee Fund”), which was used for the partial repayment of the $5.0 million revolving credit facility issued by PFG to the Company in December 2011 (the “Revolving Credit Facility”). Costa Brava irrevocably transferred the rights, title and interest of the PFG Guarantee Fund to the Company.  In exchange for funding the PFG Guarantee Fund, the Company issued a $1.0 million Senior Secured Convertible Note (defined below) to Costa Brava.  In October 2013, the Company deposited $1.5 million of the proceeds received from the Series D Offering into the PFG Guarantee Fund, and, in turn, made a $2.0 million payment on the Revolving Credit Facility.  Further during the quarter ended March 31, 2014, the Company made an additional repayment of $0.1 million, leaving the Revolving Credit Facility with a $2.9 million outstanding balance, excluding discounts and accrued fees.

On February 7, 2014 the Company entered into a second loan modification (the "Second Modification”) with an effective date of October 28, 2013, (the “Second Modification Effective Date”). In accordance with the terms of the Second Modification, in the event the Company consummates a debt or equity financing on or after the Second Modification Effective Date, the Company must pay to PFG 10% of the gross proceeds received from such financing and $70,000 monthly principal payment effective April 1, 2014.  PFG, however, waived the deposit requirement for the month of January 2014. In consideration for the Second Modification, the Company has agreed to pay PFG a back-end fee of 15% on any capital transaction consummated on or after February 1, 2014.

 As of and prior to the quarter ended March 31, 2014, the Company was not in compliance with certain debt covenants of the Revolving Credit Facility. As such, the table below summarizes the various waiver and forbearance extensions and all warrants (the “Waiver Warrants”) issued to PFG. The exercise price of the Waiver Warrants is equal to the lower of the next equity financing effective price (the "NEFEP") or a stated price per share determined on the date of issuance of each forbearance extension.  Prior to the consummation of the Series D Offering, the exercise price of the Waiver Warrants was not fixed, causing each Waiver Warrant to be accounted for as a derivative liability.  However, upon consummation of the Series D Offering, the exercise price of each Waiver Warrant became fixed at $0.042 per share and the Company reclassified the fair value of the derivative liability totaling $2,834,000 to paid-in capital.  In connection with the PFG Loan Modification, PFG waived its rights with respect to debt covenant compliance through December 31, 2014.

Forbearance	Extension Through Date	Exercise Price per share	Exercisable Shares
Waiver	September 30, 2012	$0.042	2,045,455
Forbearance Extension	October 31, 2012	$0.042	2,045,455
Second Forbearance Extension	December 15, 2012	$0.042	2,045,455
Third Forbearance Extension	January 31, 2013	$0.042	2,045,455
Fourth Forbearance Extension	February 28, 2013	$0.042	2,045,455
Fifth Forbearance Extension	March 31, 2013	$0.042	2,045,455
Sixth Forbearance Extension	April 30, 2013	$0.042	2,045,455
Seventh Forbearance Extension	May 31, 2013	$0.042	2,045,455
Eighth Forbearance Extension	June 30, 2013	$0.042	2,045,455
Ninth Forbearance Extension	October 28, 2013	$0.010	2,232,142
Total			20,641,237

 As of March 31, 2014, PFG has not exercised any Waiver Warrants.   See Note 11 below for further discussion of events during and subsequent to the quarter ended March 31, 2014 related to the Revolving Credit Facility.

Senior Subordinated Secured Convertible Promissory

     Through October 31, 2013, we issued Senior Subordinated Secured Convertible Promissory Notes (the “Senior Subordinated Convertible Notes”) in the aggregate principal amount of $17.8 million to certain accredited investors, including Griffin. The Senior Subordinated Convertible Notes accrue interest at a rate of 12% per annum, and are secured by all of the Company’s assets.  The Senior Subordinated Convertible Notes are convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the outstanding principal and accrued interest of the Senior Subordinated Notes, divided by the conversion price set forth in the note (the “Conversion Price”). The Senior Subordinated Convertible Notes had a conversion price until October 31, 2013 when the price was fixed at $0.042 as a result of the Series D Offering.

 On October 31, 2013, pursuant to the Senior Note Conversion, Senior Subordinated Convertible Notes in the aggregate total of approximately $17.2 million of principal and accrued interest (the “Outstanding Balance”) were canceled and exchanged for approximately 1,720 shares of Series D Preferred. The Company accounted for the conversion of these Senior Subordinated Convertible Notes, which was deemed an extinguishment of debt, in one of two methods. For the Senior Subordinated Convertible Notes in the aggregate principal amount of $5.5 million held by investors not otherwise related to the Company, the Company removed the net carrying value of the debt, including accrued interest, deferred financing cost and the derivative liability, and recorded the fair value of the shares of Series D Preferred issued in exchange for the cancellation thereof. The resulting difference of $0.4 million was recognized as a gain on debt extinguishment. The remaining Senior Subordinated Convertible Notes in the aggregate total of $11.7 million, which notes were held by related parties, were accounted for as capital transactions whereby the net carrying value of the debt, including accrued interest, deferred financing cost and the derivative liability, totaling $13.1 million, was recorded as an increase to paid-in capital.

     During Fiscal 2013, the Company and each respective holder of remaining Senior Subordinated Convertible Notes, including those sold to clients of J.P. Turner & Company, L.L.C. (“J.P. Turner”), entered into an amendment to extend the maturity date of the notes to January 31, 2014 (the “Amended Senior Subordinated Convertible Notes”). As additional consideration for this extension, the Company issued warrants to those holders of the Amended Senior Subordinated Convertible Notes to purchase an aggregate total of 63.8 million shares of Common Stock for $0.001 per share. On December 6, 2013, holders of certain Amended Senior Subordinated Convertible Notes in the aggregate principal amount of approximately $0.9 million notified the Company of their position that the Series D Offering meets the definition of a Qualified Financing, as such term is defined in the Amended Senior Subordinated Convertible Notes, and, as a result, the Amended Senior Subordinated Convertible Notes matured on November 1, 2013, a position the Company disputed. However, on April 11, 2014 the Company entered into a Forbearance Agreement with the respective holders of these notes to extend the maturity date to July 31, 2014.  See Note 11 for further information regarding subsequent events relating to these Amended Senior Subordinated Convertible Notes.

Senior Subordinated Secured Convertible Bridge Notes

    In February 2014, the Company’s Board of Directors approved the issuance of two distinct offerings of senior subordinated secured convertible bridge notes commonly referred to as the 2014 Bridge Notes.  These notes are comprised of (i) the 2014 First Bridge Notes and (ii) the 2014 Second Bridge Notes and are described further below.

2014 First Bridge Notes. On February 6, 2014, the Board of Directors approved the issuance of senior subordinated secured convertible bridge notes in the aggregate principal amount of up to $3.5 million, of which, $1.5 million may be issued in exchange for the cancellation of certain outstanding senior notes. The 2014 First Bridge Notes mature on July 31, 2014 and accrue interest at 12%. In the event the Company completes a $4.0 million equity financing, the 2014 First Bridge Notes will convert into shares of Series D Preferred at a fixed price of $0.042 at the election of the holder thereof in the event 50% or more of the holders elect to convert. As of March 31, 2014, the Company has issued 2014 First Bridges Notes in the aggregate principal amount of $0.6 million.

 As additional consideration, each holder of 2014 First Bridge Notes will receive one share of Common Stock and a two year warrant to purchase one share of Common Stock at $0.042 for every $0.168 invested.  During the quarter ended March 31, 2014, the Company issued approximately 3,422,000 shares of Common Stock and warrants to purchase 3,422,000 shares of Common Stock in connection with the issuance of the 2014 First Bridge Notes.  The Company allocated the proceeds to the warrants based on their relative fair values and recorded a discount of $0.2 million to the 2014 First Bridge Notes.

2014 Second Bridge Notes. On February 28, 2014, the Board of Directors approved the issuance of senior subordinated secured convertible bridge notes in the aggregate principal amount of up to $6.0 million, of which, $1.5 million may be issued in exchange for the cancellation of certain outstanding senior notes.  The 2014 Second Bridge Notes mature on July 31, 2014 and accrue interest at 12% annually.

    The 2014 Second Bridge Notes were sold at an original issue discount of 25%.  Through March 31, 2014, the Company issued 2014 Second Bridge Notes in the aggregate principal amount of $1.3 million and received cash proceeds of approximately $1.0 million. To date, the Company has issued 2014 Second Bridge Notes in the aggregate principal amount of approximately $3.0 million for cash proceeds of approximately $2.3 million. The principal amount of the 2014 Second Bridge Notes, plus all accrued interest will convert into securities offered in our next capital raise that meets any one of the following two conditions: (i) gross proceeds to the Company of at least $4.0 million or (ii) the majority of the outstanding principal amount of the 2014 Second Bridge Notes convert into our next capital raise.  Due to the 2014 Second Bridge Notes’ floating conversion price, the Company recorded a $413,000 derivative liability to the related debt discount.

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

 As of March 31, 2014, the principal and accrued but unpaid interest of the remaining unconverted Subordinated Notes was convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc., and as such, are considered to be derivatives. Upon completion of the Series D Offering, the conversion price was adjusted to $0.042 per share.  The Company may force the conversion of the Subordinated Notes into Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common Stock is $0.25 or greater for 30 consecutive trading days. As of March 31, 2014, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

 On October 31, 2013, Subordinated Notes in the aggregate total of $14.5 million in principal and accrued interest due to Costa Brava and Griffin were cancelled in exchange for approximately 101.5 million RSUs. The RSUs will vest in the event the trading price of the Company’s Common Stock reaches $0.143. Because the managing members of Costa Brava and Griffin served on the Company’s board of directors at the time of the exchange, the exchange was treated as a related party transaction, and the canceled $14.5 million principal and accrued interest and the related discount and derivative liability were treated as a contribution to paid-in capital.

 Also on October 31, 2013, the holder of a Subordinated Note totaling $0.4 million in principal and accrued interest, not otherwise related to the Company, exchanged such note for approximately 40 shares of Series D Preferred. The Company removed the net carrying value of the debt including accrued interest, deferred financing cost and the derivative liability, recorded the fair value of the Series D Preferred and the resulting difference of $37,000 was recognized as a loss on debt extinguishment.

 As of March 31, 2014, Subordinated Notes in the aggregate principal amount of $1.4 million remain outstanding, of which $0.2 million mature during December 2015, $0.2 million mature during January 2016, $0.1 million mature during April 2016 and $0.9 million mature during July 2016.  The balance of the unconverted Subordinated Notes, net of unamortized discounts at March 31, 2014 was $0.9 million. The debt discounts will be amortized over the term of the unconverted Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

Senior Subordinated Secured Promissory Notes

 In March 2011, the Company issued and sold 12% Senior Subordinated Secured Promissory Notes (the “Senior Subordinated Notes”) to Costa Brava and Griffin. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes.  The Senior Subordinated Notes are secured by substantially all of our assets pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between the Company and Costa Brava as representative of the Senior Subordinated Note holders. However, the liens securing the Senior Subordinated Notes are subordinate to the liens securing the Company’s indebtedness to PFG under the Revolving Credit Facility. Interest is calculated by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as paid-in-kind interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at October 31, 2013 was $5.4 million.

 On October 31, 2013, the outstanding Senior Subordinated Notes were converted to approximately 545 shares of Series D Preferred.  Since the holders of the remaining Senior Subordinated Notes were related parties to the Company at the time of the conversion, the Company accounted for the conversion of these notes as a capital transaction whereby the net carrying value of the debt including accrued interest was recorded as an increase to contributed capital.

Priority of Outstanding Debt

     As of March 31, 2014, our outstanding debt is ranked as follows: (i) the Revolving Credit Facility is senior to all other debt; (ii) the Senior Subordinated Convertible Notes and Subordinated Secured Notes rank pari passu with each other; and (iii) the 2014 Bridge Notes rank junior to all other debt.

Derivative Liability

 Certain instruments, including the embedded conversion feature in certain of the Company's outstanding debt and warrants, contain provisions that adjust the respective conversion or exercise prices in the event of certain dilutive issuances of securities, or exercise/conversion prices that are not fixed.  These provisions required the Company to record a derivative liability upon issuance.  The Company re-measured the fair value of the derivative liability to be $0.8 million as of March 31, 2014 and $19.2 million as of September 30, 2013 (see Note 11 below for a description of the Company's fair value measurements).

 The Company estimated the fair value of the derivative liability using the Binomial Lattice pricing model with the following significant inputs, as outlined below, to estimate the fair value of the derivative liability as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Risk free interest rate	0.36%	0.40%
Expected volatility	147% - 150%	94.8%
Expected dividends	None	None

Note 4 — Convertible Preferred Stock

Series B Preferred

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

    Approximately 866 shares of Series B Preferred were outstanding at March 31, 2014, convertible into approximately 1,732,000 shares of the Company’s Common Stock.

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

 As of March 31, 2014, there were 2,782 shares of Series D Preferred issued and outstanding.

 The following table summarizes equity activity for the quarter ended March 31, 2014 related to the sale of, and exchange of debt for, Series D Preferred and other equity activities.

	Series D Preferred Stock		Additional Paid-in Capital
	Shares	Amount
Balance, September 30, 2013	-	-	181,443,000

Cash Proceeds from sale of Series D Preferred Stock and warrants, net of issuance costs of $234,000	477	5	4,531,000
Convertible debt exchanged for Series D Preferred stock	2,305	23	24,705,000
Total Series D activity	2,782	28	29,236,000
All other equity activity:
Convertible debt exchanged for restricted stock	-	-	13,111,000
Stock based compensation	-	-	2,539,000
Warrant derivatives reclassified to equity	-	-	2,834,000
Other equity activity, net	-	-	2,747,000

Balance, March 31, 2014	2,782	28	231,910,000

Note 5 — Common Stock Warrants and Stock Based Compensation

     Common Stock Warrants. As of March 31, 2014 and 2013, warrants to purchase a total of 282.2 million shares of the Company’s Common Stock were outstanding, with a weighted average exercise price of $0.07 per share and exercise prices ranging from $0.001 per share to $0.55 per share.

 Stock Incentive Plans. The Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. Upon approval of the 2006 Plan, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) was terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants.

 As of March 31, 2014, there were 74,000 outstanding and exercisable options to purchase the Company’s Common Stock under the 2003 Plan with exercise prices ranging from $17.00 to $26.40.

 As of March 31, 2014, there were 441,000 outstanding and exercisable options to purchase the Company’s Common Stock under the 2006 Plan with exercise prices ranging from $0.16 to $13.00.

     In December 2010, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-qualified stock options. 18,500,000 shares of the Company’s Common Stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan. As of March 31, 2014, there are 9,000,000 outstanding and exercisable options to purchase the Company’s Common Stock under the 2010 Plan at an exercise price of $0.09 per share. No further grants may presently be made under the 2010 Plan.

 In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”). The number of shares reserved for issuance under the 2011 Plan was increased to 446,500,000 shares, effective January 16, 2014. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of March 31, 2014, there were options to purchase 142,717,000 shares of the Company’s Common Stock outstanding under the 2011 Plan, of which options to purchase 91,917,000 shares were exercisable, at exercise prices ranging from $0.042 to $0.150 per share. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2011 Plan at March 31, 2014 is 503,027,000 shares.

 Below is a summary of stock option transactions during the six months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	51,752,000	$0.20	7.7	$-
Granted	149,438,000	0.04	9.6	-
Exercised	-	-	-	-
Forfeited/Cancelled	(48,958,000)	0.10	8.3	-

Outstanding at March 31, 2014	152,232,000	0.07	9.2	-

Vested and expected to vest, March 31, 2014	129,398,000	0.07	9.2	-

Exercisable, March 31, 2014	101,432,000	0.08	9.0	-

For the six months ended March 31, 2014 and 2013, the Company utilized the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Six Months Ended March 31,
	2014	2013

Expected life	5.4 years	6.7 years
Expected volatility	169%	88.1% -99.3%
Expected dividend	None	None
Risk-free rate	1.6%	1.1%-1.3%

 The Company issues new shares of Common Stock to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 15% and 7% for employee options for the three months ended March 31, 2014 and 2013, respectively.  Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

 During the six months ended March 31, 2014, a total of 149.4 million options to purchase shares of the Company’s Common Stock were granted under the 2011 Plan, with an exercise price of $0.042.  Of the total options granted, 146.9 million were issued in exchange for the cancellation of previously granted options to purchase 27.1 million shares of Common Stock that were both vested and unvested, pursuant to the Option Exchange Program.  One-third of the grant vests immediately and the remaining two thirds vest in equal monthly installments over two years and expire on October 21, 2023.  The Company treated these exchanges as a modification to the existing options.  The Company recorded the incremental cost of the modification measured by the excess of the fair value of the modified award over the fair value of the original award immediately before the modification as additional compensation cost recognized over the requisite service period.  For the six months ended March 31, 2014, $1.5 million in stock option expense was recognized related to these transactions under the Option Exchange Program.

 Employee Stock Benefit Plan. The Company has established an employee retirement plan (the “ESBP”). This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll.  As of March 31, 2014, the Company has not made any contributions to the SBT for the year ended September 30, 2014.  In Fiscal 2013, the Company made a contribution of 9.1 million shares of Common Stock with an estimated market value of $272,000 to the SBT.

 Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of Common Stock of the Company were made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. During Fiscal 2013 the Board of Directors authorized a contribution of 14,000 shares to the Non- Qualified Deferred Compensation Plan. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At March 31, 2014, and September 30, 2013 there were 44,000 shares of the Company’s Common Stock were in the Rabbi Trust.

Note 6 — Loss per Share

 Since the Company had a net loss from continuing operations for the six months ended March 31, 2014 and 2013, there was no difference between basic and diluted loss per share in each of these fiscal years.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Loss Numerator:
Loss from continuing operations	$(4,602,000)	$(8,400,000)	$(5,115,000)	$(9,017,000)
Loss from discontinued operations	-	(1,191,000)	-	(2,738,000)
Net loss	$(4,602,000)	$(9,591,000)	$(5,115,000)	$(11,755,000)

Net Loss Denominator:
Weighted average number of common shares outstanding, basic and diluted	245,122,000	153,688,000	234,858,000	147,541,000

Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.05)	$(0.02)	$(0.06)
Earnings (loss) from discontinued operations	$-	$(0.01)	$-	$(0.02)
Net loss per common share	$(0.02)	$(0.06)	$(0.02)	$(0.08)

 Options, warrants and convertible instruments outstanding at March 31, 2014 and September 30, 2013 to purchase approximately 1,123,686,000 and 594,951,000 shares of the Company’s Common Stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 7 — Discontinued Operations

 On March 19, 2013, the Company announced that it had discontinued the Government Business, and instead focus on the Company’s cyber-security business.  As a result of the Company’s decision, the Company’s Government Business is classified as a discontinued operation in the consolidated financial statements of the Company.

 The following summarized financial information relates to discontinued operations, consisting of the Government Business:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Total revenues	$-	$732,000	$-	$1,514,000
Cost of revenues	-	1,278,000	-	2,606,000
General and administrative expense	-	323,000	-	882,000
Research and development expense	-	322,000	-	764,000
Total costs and expenses	-	1,923,000	-	4,252,000
Net (loss) from discontinued operations (net of $0 tax)	$-	$(1,191,000)	$-	$(2,738,000)

 Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Government Business as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Accounts receivable, net	$-	$-
Prepaid expenses and other current assets	-	-
Current assets of discontinued operations	-	-
Unbilled revenues on uncompleted contracts	290,000	290,000
Property and equipment, net	-	7,000
Other assets	-	-
Non-current assets of discontinued operations	290,000	297,000
Accounts payable	87,000	141,000
Accrued expenses	438,000	438,000
Advance billings on uncompleted contracts	99,000	99,000
Current liabilities from discontinued operations	$624,000	$678,000

Note 8 — Commitments and Contingencies

 The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility and capital leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of March 31, 2014 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2014 (remaining six months)	$242,000	$135,000
2015	128,000	251,000
2016	42,000	238,000
2017	25,000	175,000
2018	-	149,000
2019 and beyond	-	-
Less amounts representing interest	(41,000)	-

Future minimum lease payments	$396,000	$948,000

 Total rent expense for operating leases amounted to $136,000 and $495,000 for the six months ended March 31, 2014 and 2013, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

 The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Disputes

 On December 6, 2013, a certain holder of Senior Subordinated Convertible Promissory Notes (the “Notes”) who chose not to convert into the Series D Offering (the “Non-Converting Note Holder”), totaling approximately $0.9 million, notified the Company that they interpreted the Notes to require the Company to use the net proceeds from the Series D Offering, to repay certain outstanding debts.   In August 2013, however, the Company and the Non-Converting Note Holder amended the terms of the Notes to extend the maturity date of the Notes to January 31, 2014 (the “Amendment”), regardless of the consummation of a Qualified Financing, as such term is defined in the Notes.  The Non-Converting Note Holders objected to the Company’s interpretation of the Amendment, and took the position that the Notes were then currently due and payable from proceeds of the Qualified Financing, notwithstanding the Company’s position that Amendment extended the maturity date of the Notes to January 31, 2014.  The Company, however, failed to pay all amounts due and owing under the terms of the Notes on January 31, 2014.    On April 11, 2014, the Company entered into a Forbearance Agreement with the respective holders of the Notes to extend the maturity date of the Notes to July 31, 2014.  See Note 11 - Subsequent Events below.

 On November 15, 2013, the Company failed to meet a contractual first year minimum payment obligation of $100,000 with a certain vendor resulting in a contractual breach, which requires that we pay all fees and guarantee payment of totaling $1.8 million (the “Guarantee Payment”) immediately. We have not cured the breach of contract, but we have successfully negotiated a payment plan (the “Payment Plan”) with this vendor which consists of four equal monthly payments of $25,000 plus interest beginning February 2014. Due to our limited working capital, if we are unable to meet the requirements of the Payment Plan, we will be required to pay the Guarantee Payment in full, which could have a materially adverse impact on our business, financial condition and results of operations.

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

 The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the six months ended March 31, 2014. Financial liabilities carried at fair value as of March 31, 2014 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$797,000	$797,000

 The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended March 31, 2014:

	September 30, 2013	Recorded New Derivative Liabilities	Warrant Derivatives Reclassified to Equity	Conversion of Debt to Series D Preferred and RSUs	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2014
Derivative liabilities	$19,245,000	$445,000	$(2,833,509)	$(8,383,000)	$(7,676,000)	$797,000

     Fair Value of Financial Instruments. The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheet at fair value on either a recurring or non-recurring basis as follows:

	March 31, 2014		September 30, 2013		Level in Fair Value Hierarchy
	Carrying amount	Fair Value	Carrying amount	Fair value

Cash and cash equivalents	$147,000	$147,000	$136,000	$136,000	1
Accounts Receivable, net	$-	$-	$119,000	$119,000	2
Accounts Payable	$1,331,000	$1,331,000	$1,024,000	$1,024,000	2

 The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Note 10 — Noncontrolling Interest in Subsidiaries

 At March 31, 2014, the Company owned 96% of Novalog’s common stock, 98% of MSI’s common stock, 81% of RedHawk’s common stock, and 95% of iNetWorks’ common stock.

 For the three and six months ended March 31, 2014 and 2013, Novalog, MSI, RedHawk, and iNetWorks did not have any operating activities.

Note 11 — Subsequent Events

Forbearance Agreement.  On December 6, 2013, a disagreement arose between the Company and the Non-Converting Note Holders regarding the maturity date of the Notes held by the Non-Converting Note Holders.  On April 11, 2014, the Company entered into a forbearance agreement with the Non-Converting Note Holders to extend the maturity date of the Notes to July 31, 2014.  As consideration for the forbearance, the Company issued to the Non-Converting Note Holders five-year warrants to purchase an aggregate total of 43.1 million shares of Common Stock for $0.001 per share.

Griffin Advisory Agreement. On April 11, 2014, the Company entered into an advisory agreement with Griffin, wherein Griffin will offer certain advisory and consulting services to the Company pertaining to the Company’s current capital restructuring.  As compensation for Griffin’s services, the Company agreed to pay Griffin and aggregate total of $100,000, to be paid periodically, in order to enable the Company to effectively manage its ongoing cash requirement.  Griffin is affiliated with the Griffin Fund, LP, a principal shareholder of the Company.

Revolving Credit Facility Payment.  In May 2014, the Company failed to pay to PFG amounts due for April 2014 interest, and 10% of the gross proceeds received from the issuance of the 2014 Bridge Notes and the $70,000 principal payment, as required by the Second Modification.

Issuance of Additional 2014 Second Bridge Notes.  Since March 31, 2014, the Company has issued 2014 Second Bridge Notes in the aggregate principal amount of approximately $1.7 million, resulting in gross proceeds to the Company of approximately $1.29 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 In this report, the terms “ISC8 Inc.,” “ISC8,” “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

Introduction

 The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on December 24, 2013.

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

Results of Continuing Operations

Overview of Results of Continuing Operations for Three and Six Months Ended March 31, 2014 and March 31, 2013

Condensed Consolidated Results of Continuing Operations

 The continuing operating results of our business for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Change	% Change

Revenues	$78,000	$102,000	$(24,000)	-23.5%
Cost of revenues	45,000	44,000	1,000	2.3
Gross profit	33,000	58,000	(25,000)	-43.1

Operating expenses:
General and administrative expense	2,532,000	2,320,000	212,000	9.1
Research and development expense	1,223,000	1,799,000	(576,000)	-32.0
Total operating expense	3,755,000	4,119,000	(364,000)	-8.8

Operating loss	(3,722,000)	(4,061,000)	(339,000)	-8.3
Interest and other (income) expense:
Interest expense	621,000	3,806,000	(3,185,000)	-83.7
Gain from change in fair value of derivative liability	261,000	466,000	(205,000)	-44.0
Other (income) expense, net	(2,000)	64,000	(66,000)	-103.1
Total interest and other (income) expense	880,000	4,336,000	(3,456,000)	-79.7
Loss from continuing operations before provision for income taxes	(4,602,000)	(8,397,000)	(3,795,000)	-45.2
Provision for income taxes	-	3,000	(3,000)	-100.0
Loss from continuing operations	(4,602,000)	(8,400,000)	(3,798,000)	-45.2
Loss from discontinued operations	-	(1,191,000)	1,191,000	100.0
Net loss	$(4,602,000)	$(9,591,000)	$(4,989,000)	-52.0%

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.05)	$(0.03)	-60.0%
Loss from discontinued operations	-	(0.01)	0.01	100.0
Net loss per share	$(0.02)	$(0.06)	$(0.04)	-66.7%

Basic and diluted weighted average common shares outstanding	245,122,000	153,688,000	91,434,000	59.5%

 The continuing operating results of our business for the six months ended March 31, 2014 and 2013 is as follows:

	Six Months Ended March 31,		Increase (Decrease)
	2014	2013	Change	% Change

Revenues	$171,000	$196,000	$(25,000)	-12.8%
Cost of revenues	93,000	81,000	12,000	14.8
Gross profit	78,000	115,000	(37,000)	-32.2

Operating expenses:
General and administrative expense	4,907,000	4,290,000	617,000	14.4
Research and development expense	3,121,000	3,464,000	(343,000)	-9.9
Total operating expense	8,028,000	7,754,000	274,000	3.5

Operating loss	(7,950,000)	(7,639,000)	311,000	4.1
Interest and other (income) expense:
Interest expense	4,549,000	5,793,000	(1,244,000)	-21.5
Gain from change in fair value of derivative liability	(7,073,000)	(4,481,000)	2,592,000	57.8
Gain on extinguishment of debt	(316,000)	-	(316,000)	100.0
Other (income) expense, net	2,000	63,000	(61,000)	-96.8
Total interest and other (income) expense	(2,838,000)	1,375,000	(4,213,000)	-306.4
Loss from continuing operations before provision for income taxes	(5,112,000)	(9,014,000)	(3,902,000)	-43.3
Provision for income taxes	3,000	3,000	-	-
Loss from continuing operations	(5,115,000)	(9,017,000)	(3,902,000)	-43.3
Loss from discontinued operations	-	(2,738,000)	2,738,000	100.0
Net loss	$(5,115,000)	$(11,755,000)	$(6,640,000)	-56.5%

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.06)	$(0.04)	-66.7%
Loss from discontinued operations	-	(0.02)	0.02	100.0
Net loss per share	$(0.02)	$(0.08)	$(0.06)	-75.0%

Basic and diluted weighted average common shares outstanding	234,858,000	147,541,000	87,317,000	59.2%

     The following discussions relate to our results of continuing operations after reclassifying the operations of our Government Business as discontinued operations upon the discontinuance of the Government Business on March 19, 2013.

 Total Revenues. Revenue is generated from software maintenance revenue of our cyber security products primarily resulting from the acquisition of Bivio Software. Effective March 19, 2013, we discontinued our Government Business and completed our goal of transforming the Company into a pure cyber security company.   We are continuing to focus on the development of the Cyber adAPT® product suite and are currently promoting sales of our other recently introduced products, Cyber NetFalcon® and Cyber NetControlTM. We believe these products will gain acceptance in the market for cyber security products, and therefore result in a substantial increase in our total revenue; however, no assurances can be given that such outcome will materialize during the year ended September 30, 2014, or at all.

 Cost of Revenues. Cost of revenue includes wages and related benefits of our personnel directly incurred in support of our software maintenance revenue.

     General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. General and administrative expense for the three months ended March 31, 2014 increased slightly compared to the 2013 period as a result of additional stock compensation expense related to the acceleration of unvested options for the Company’s former CEO upon his separation, and increased expense for outside services, offset by a decrease in salaries and benefits as a result of reduced headcount.  General and administrative expense for the six months ended March 31, 2014 increased compared to 2013 due to (i) the cancel and re-grant of employee stock options as part of an option exchange program in addition to the CEO option acceleration discussed above, (ii) 100% reserve recorded for certain receivables from the discontinued Government Business, and (iii) offset by a decrease in salaries and benefits as a result of reduced headcount.

 Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. For the three and six months ended March 31, 2014, research and development expense was approximately $1.2 million and $3.1 million, respectively, a $0.6 million and $0.3 million decrease, respectively, from the comparable 2013 periods due to decreased salaries and benefits as a result of the discontinuance of the Government Business in March 2013.

 Interest Expense. For the three and six months ended March 31, 2014 interest expense decreased $3.2 million and $1.2 million, respectively, compared to the prior year periods as a result of the conversion of $22.0 million in debt principle in exchange for shares of Series D Preferred and Series D Warrants in October 2013.

 Change in Fair Value of Derivative Liability. For the three months ended March 31, 2014, our gain from the change in fair value of derivative liability decreased to $0.2 million from $0.5 million for the three months ended March 31, 2013. The expense or loss in both periods is a result of quarterly fluctuations in our stock price.  For the six months ended March 31, 2014, the change in fair value increased $2.6 million to a gain of $7.1 million, or 58%, from a gain of $4.5 million in the comparable 2013 period.  On October 31, 2013, we completed the Series D Offering, considered to be a qualified financing, which fixed the conversion price of certain convertible notes and warrants, and, in turn, eliminated the embedded derivative therein. As a result of the Series D Offering, we revalued our embedded derivatives contained in the Senior Subordinated Convertible Notes issued during fiscal 2013 (the “2013 Notes”), converted Senior Subordinated Notes and warrants as of October 31, 2013. In the first quarter of fiscal 2014, we recognized a $6.8 million gain associated with the change in fair value related to these derivatives due to our lower stock price. The resulting fair value of these derivatives as of October 31, 2013 was extinguished in one of two methods.  For the portion of the derivative securities held by related parties, we recognized the balance as contributed capital.  For the portion of the derivative securities held by parties not otherwise related to the Company, we recognized the balance as a gain on extinguishment of debt. However, the conversion price of the remaining Senior Subordinated Notes will be based on the price of the next qualified financing consummated by the Company.  Therefore, we revalued the embedded derivative on the remaining Senior Subordinated Notes as of March 31, 2014.  The difference in the fair value results in a $0.4 million net gain for the six months ended due to the fluctuations in our stock price.  The remaining Senior Subordinated Notes continue to have derivative features that can result in additional changes in the fair value of our derivative liability that we may be required to record in future reporting periods, unless and until our convertible debt instruments mature, are repaid, or are converted into common or preferred stock. No assurances can be given that we will not enter into additional convertible notes and warrants that have an embedded derivative feature in the future.

 Extinguishment of Debt. For the six months ended March 31, 2014, our gain on extinguishment of debt was $0.3 million.  All of the debt converted into shares of Series D Preferred held by investors not related to the Company were treated as an extinguishment of debt.  As such, the aggregate principal balance, accrued interest, unamortized discount, deferred cost, and respective derivative liability were compared to the fair value of the shares of Series D Preferred received in exchange for such cancelled debt, and resulted in a $0.3 million gain on extinguishment of debt.

 Net Loss from Continuing Operations. Our net loss from continuing operations for the three and six months ended March 31, 2014 decreased $3.8 million and $3.9 million, respectively, compared to the prior year periods primarily due to a gain from the change in fair value of derivative instruments and gain on extinguishment of debt offset by higher interest expense of associated with debt conversions.

 Loss per Share. Basic and diluted loss per share from continuing operations for the three months ended March 31, 2014 decreased by $0.03 to $0.02, from $0.05 for the same period in 2013. Basic and diluted loss per share from discontinued operations decreased to $0.00 for the three months ended March 31, 2014, from $0.01 for the same period in 2013. Basic and diluted loss per share decreased by $0.04 to $0.02 for the three months ended March 31, 2014, from $0.06 for the same period in 2013.

Basic and diluted loss per share from continuing operations for the six months ended March 31, 2014 decreased by $0.04 to $0.02, from $0.06 for the same period in 2013. Basic and diluted loss per share from discontinued operations decreased to $0.00 for the six months ended March 31, 2014, from $0.02 for the same period in 2013. Basic and diluted loss per share decreased by $0.06 to $0.02 for the six months ended March 31, 2014, from $0.08 for the same period in 2013.

Liquidity and Capital Resources

 Our liquidity in terms of both cash and cash equivalents and working capital deficit increased in the first six months ended March 31, 2014, largely as a result of the timing of payments on our current payables and cash generated from our equity and debt financing. We continued to have a working capital deficit for the current period because we continued to generate losses as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents	Working Capital (Deficit)
September 30, 2013	$136,000	$(29,713,000)
Net Dollar increase as of March 31, 2014	11,000	19,830,000

March 31, 2014	$147,000	$(9,883,000)
Percentage increase as of March 31, 2014	8%	67%

    Cash at March 31, 2014 is essentially unchanged compared to September 30, 2013 as a result of the following components: (i) cash used in operating activities of $4.4 million offset by cash provided from financing activities of $4.5 million,  (ii) cash used in operating activities consisted of a $5.1 million net loss from continuing operations, (iii) $3.8 million in non-cash interest expense, (iv) $2.5 million in stock based compensation expense and (v) a net change in operating assets and liabilities of $1.3 million, offset by $7.1 million change in fair value of derivative liability and other less significant factors related to various timing and cash deployment effects.    Cash provided by financing activities was a result of $4.5 million in proceeds from the sale of shares of Series D Preferred and $1.7 million in proceeds from the issuance of the Senior Subordinated Secured Convertible Promissory Notes, partially offset by $2.1 million of principle payments on the PFG revolving credit facility.

     For the six months ended March 31, 2014, our loss from continuing operations was $5.1 million, as compared to a $9.0 million loss for the six months ended March 31, 2013. As of March 31, 2014 we had negative working capital and stockholders’ deficit of approximately $9.9 million and $9.5 million, respectively, compared to $29.7 million and $55.6 million, respectively, at September 30, 2013. The increases in working capital and stockholders’ deficit was the due to the extinguishment of debt which were converted to Series D Preferred and RSUs, and the elimination of the related derivative liability resulting from the debt conversion.

 As of March 31, 2014 we have used all of the cash obtained from the sale of the Thermal Imaging Division, the Revolving Credit Facility and 2013 Notes to fund our operations, and have raised additional capital through the issuance of an aggregate of $1.9 million principal amount of the 2014 Bridge Notes, and have been unable to maintain positive cash flow during the six month period due to insufficient revenues. We do not have adequate funds to satisfy our working capital requirements for the next 12 months.  To continue to fund anticipated operating expenses and satisfy indebtedness, we are currently seeking additional financing, and no assurances can be given that such financing will be available on a timely basis, on terms that are acceptable, or at all. Failure to do so and meet the repayment or other obligations of our existing debt, of which a significant amount is due within 12 months, could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Contractual Obligations and Commitments

 Debt.

At March 31, 2014, we had approximately $7.9 million of debt, exclusive of discounts and fees, which consisted of (i) the Revolving Credit Facility, in the principal amount of $3.0 million; (ii) Senior Subordinated Secured Convertible Notes issued with an aggregate principal balance of approximately $1.6 million; (iii) 2014 Senior Subordinated Secured Bridge Notes of approximately $1.9 million and (iii)  Subordinated Secured Convertible Notes with an aggregate principal balance of approximately $1.4 million.  These instruments are more fully described below.

      Revolving Credit Facility
On November 1, 2013, the Company substantially modified its Loan Agreement in accordance with the PFG Loan Modification to provide, among other things, for a one-year extension of the maturity date under the Loan Agreement to December 31, 2014. In return, the Company made a $2.0 million repayment on the loan, deposited $500,000 with PFG as collateral for the loan, and, in the event the Company consummates a debt or equity financing, the Company agreed to pay to PFG 25% of the proceeds from such financing. PFG and the Company also modified the Guaranty Agreement executed in connection with the Loan Agreement in order to: (i) release Costa Brava from its guarantee of the Company's debt to PFG, (ii) reduce the maximum guarantee amount to $1.0 million, and (iii) affirm the obligations of Griffin under the Guaranty Agreement.

 On February 7, 2014 the Company entered into the Second Modification to the Loan Agreement on the Second Modification Date. In accordance with the terms of the Second Modification, in the event the Company consummates a debt or equity financing on or after the Second Modification Effective Date, the Company must pay to PFG 10% of the gross proceeds received from such financing. PFG, however, waived the deposit requirement for the month of January 2014. In consideration for the Second Modification, the Company has agreed to pay PFG a back-end fee of 15% on any capital transaction consummated on or after February 1, 2014.

 As of March 31, 2014, the Revolving Credit Facility had an outstanding balance of approximately $3.0 million.

 Senior Subordinated Secured Convertible Notes

     During the year ended September 30, 2013, we issued Senior Subordinated Notes, which notes are a part of a series of notes, in the aggregate amount of $10.0 million. As of March 31, 2014, Senior Subordinated Notes in the aggregate principal amount of $1.6 million were outstanding, and matured on January 31, 2014.  On April 11, 2014, we entered into a Forbearance Agreement with the respective holders of these Notes to extend the maturity date to July 31, 2014.  As consideration for the forbearance, the Company issued five-year warrants to purchase 43.1 million shares of Common Stock for $0.001 per share.

 Senior Subordinated Secured Convertible Bridge Notes

 In February 2014, we issued 2014 Bridge Notes, which notes are a part of two distinct offerings in aggregate principle amount of up to, respectively, $3.5 million and $6.0 million.  As of March 31, 2014, Bridge Notes in the aggregate principal amount of $1.9 million were outstanding and will mature on July 31, 2014.

 Subordinated Secured Convertible Notes

As of March 31, 2014, Subordinated Notes in the aggregate principal amount of $1.4 million were outstanding, of which $0.2 million will mature in December 2015, $0.2 will mature in January 2016, $0.1 million will mature in April 2016 and $0.9 million will mature in July 2016.

Priority of Outstanding Debt

 As of March 31, 2014, our outstanding debt is ranked as follows: (i) the Revolving Credit Facility is senior to all other debt; (ii) the Senior Subordinated Convertible Notes and Subordinated Secured Notes rank pari passu with each other; and (iii) the Subordinated Notes rank junior to all other debt.

    Currently, the Company does not have the ability or resources to repay its debt if a demand is made for repayment when due.  The default of all or significant portions of debt could result in the foreclosure of the Company assets.

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $0.4 million at March 31, 2014 relates primarily to computer equipment and software, and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with us, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for six months ended March 31, 2014, including the Citigroup Pension Liability Index, which at March 31, 2014 was 4.54%. Based on this review, we used a 4.54% discount rate for determining the ESCP liability at March 31, 2014. Presently, two of our retired executives are receiving benefits aggregating $185,000 per annum under the ESCP. As of March 31, 2014, $1.1 million has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $185,000 is a current liability included in accrued expenses in the attached Condensed Consolidated Balance Sheets as we expect to pay during Fiscal 2014.

Off-Balance Sheet Arrangements

 Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of March 31, 2014 and 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Stock-Based Compensation

 Aggregate stock-based compensation attributable to continuing operations for the six month periods ended March 31, 2014 and 2013 was $2.5 million and $0.3 million, respectively.

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

 For the six months ended March 31, 2014, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 15%. We granted options to purchase 149.4 million shares and we canceled 28.6 million shares during the six-month period ended March 31, 2014 pursuant to the Option Exchange Program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 As a "smaller reporting company" as defined by the rule and regulations of the SEC, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

    Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.   Our primary material weakness has been due to our limited number of personnel and, therefore, segregation of duties. We plan to remediate this issue when and if we obtain sufficient working capital in the future.

    Changes in Internal Control over Financial Reporting. The Company’s Certifying Officers have determined that, other than step necessary to correct the material weakness identified above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 None.

ITEM 1A. RISK FACTORS

Risks Related to the Company

    We need to raise capital to fund our operations, service our debt, and continue as a going concern. If such capital is not available to us on a timely basis, on acceptable terms or at all, we will not be able to continue as a going concern.

    Despite capital received from recent debt and equity financings, we require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. No assurances can be given that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are unable to obtain needed additional capital, our business, financial condition and results of operations will be materially and adversely affected, and we will not be able to continue as a going concern.

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

    We failed to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and, as a result, may be in breach of certain contracts.

Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“March 2014 10-Q”) was due to be filed with the SEC on May 20, 2014. However, we were unable to file the March 2014 10-Q on the prescribed due date, and, as a result, we may be in breach of any agreement wherein we agreed to continually file our periodic reports under the Exchange Act in a timely manner. Furthermore, our failure to timely file the March 2014 10-Q may negatively impact our ability to raise additional capital needed to meet our working capital needs, fund our operations and meet our debt service obligations. Any breach of an existing agreement or circumstance that inhibits our ability to raise capital could materially and adversely impact our financial condition and results of operations.

    We are currently in breach of a contract with a vendor, which could, in turn, have a materially adverse effect on our business, financial condition and results of operation. Although we have negotiated a repayment plan, no assurances can be given that we can cure the breach or otherwise satisfy our remaining obligation.

   On November 15, 2013, we failed to satisfy a first year minimum payment obligation of $100,000 under a contract with a certain vendor, resulting in a contractual breach and a requirement that we immediately pay all fees and a guarantee payment of $1.8 million (the “Guarantee Payment”). We have not cured this breach of contract, but have successfully negotiated a payment plan with this vendor (the “Payment Plan”) of four equal monthly payments of $25,000, plus interest, beginning February 2014. Due to our anemic working capital, if we are unable to make payments under the Payment Plan as they come due we will be required to pay the Guarantee Payment in full and our business, financial condition and results of operations could be materially and adversely affected.

    We are delinquent in paying many additional critical vendors.  In the event we are unable to obtain financing to pay such vendors, or otherwise restructure the payables, we may not be able to obtain critical services necessary to continue as a going concern.

    We are currently behind in majority of our vendor payments, including rent, equipment leasing, and many others necessary for us to operate our business.  While a Company is currently seeking financing to pay such vendors, and working on an extended payment term with these vendors, no assurances can be given that the Company will be successful.  Failure to obtain necessary financing to pay our vendors, or successfully negotiate payment terms, may result in our inability to obtain critical services necessary for us to continue as a going concern.

    In the event that we are unable to repay our debt when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all.

    Failure to meet the repayment or other obligations of our existing debt upon demand by any of our creditors on or before its due date could have a material adverse effect our business, results of operations and financial condition and threaten our financial viability.

            We may consider divesting certain assets in the future to improve our liquidity to focus our business operations.

    To address our working capital needs, we sold a large portion of our patent portfolio in 2009 and assets relating to our former thermal imaging business (the “Thermal Imaging Business”) in January 2012. We may enter into agreements to sell other assets in the future. We also may wish to divest assets to focus our resources on selected business opportunities, as we did in March 2013 with the cessation of our government-focused business (the “Government Business”), and focus on our cyber-security business. We may not be able to complete other divestitures, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and are unlikely to generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

    We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.

    Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $28.0 million in fiscal 2013 and $5.1 million during the six-months ended March 31, 2014. We can provide no assurance that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we are generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed or withheld. These factors could cause us to continue to experience net losses in future periods, which would make it difficult to fund our operations and execute our business plan, and could cause the market price of our Common Stock to decline.

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

Assuming conversion or exercise of all of our existing convertible securities currently authorized and outstanding as of March 31, 2014, approximately 1,231.3 million additional shares of Common Stock (or a total of approximately 1,486.3 million shares) would be outstanding, as compared to 255.1 million shares of Common Stock issued and outstanding as of March 31, 2014. From October 1, 2013 through March 31, 2014, we have issued approximately 49.5 million shares of Common Stock, largely to fund our operations, from warrant exercises and for convertible debt financings, resulting in dilution to our existing stockholders. Any future equity or convertible debt financings would likely result in further dilution to our stockholders. Existing stockholders likely would suffer significant dilution in ownership interests and voting rights, and our stock price could decline as a result of any potential future application of price anti-dilution features of the related debt instruments, if they are not waived.

Through participation in our debt financings, our primary investors obtained majority control over stockholder voting and substantial control over Board decisions.

As of February 19, 2014, Costa Brava and Griffin, our largest stockholders and debt holders, collectively controlled approximately 53% of our issued and outstanding Common Stock and have the ability, following conversion of certain derivative securities, to substantially increase their aggregate percentage ownership. In addition, certain stockholders, including Griffin, have nominated three of the four directors that presently serve on our Board of Directors. Accordingly, Costa Brava and Griffin have significant influence over the outcome of matters that require a stockholder vote or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes has been correspondingly diminished.

    If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

    Our consolidated total revenues in fiscal 2013 and the three months ended December 31, 2013 were $501,000 and $93,000, respectively. To become and remain profitable, we need to materially grow our total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on management, personnel, infrastructure and resources. To implement our current business and product plans, we need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and considerable effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

    If we are not successful in transitioning product research and development within our organization and retain our remaining engineering personnel, our business could be materially and adversely affected.

    On May 9, 2014, we terminated a substantial portion of our research and development staff in the Plano, Texas facility and transferred responsibility for our cyber-security products including, but not limited to Cyber adAPTTM, to our Milan, Italy office in an effort to reduce operating costs.  If we are unable to successfully transition the research and development work and retain our remaining engineering personnel, our ability to develop our products and bring them to market, including Cyber adAPTTM, may be delayed.

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

3.2	Amendment to the ByLaws of ISC8 Inc., dated June 5, 2014
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISC8 INC.

By:	/s/ Kirsten Bay Kirsten Bay Chief Executive Officer and President (Principal Executive Officer) Dated: June 5, 2014
By:	/s/ John Vong John Vong Chief Financial Officer (Principal Financial Officer) Dated: June 5, 2014